Form 10-Q
period 2000-02-29
CREDIT STORE INC
filed 2000-05-23
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended February 29, 2000
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From                to                .
                                     ---------------  ----------------
Commission file number 000-28709


                             THE CREDIT STORE, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               87-0296990
      -------------------------------             --------------------
      (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)                identification no.)


       3401 North Louise Avenue
       Sioux Falls, South Dakota                            57107
-----------------------------------------                ----------
 (Address of principal executive offices)                (Zip code)


                                 (800) 240-1855
                          -----------------------------
                          Registrant's telephone number

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|X|

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value
- 34,761,965 issued and outstanding as of April 30, 2000.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                     For the Quarter Ended February 29, 2000

                                      INDEX



PART I.         FINANCIAL INFORMATION                                                                PAGE
                ---------------------                                                                ----
Item 1.           Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets as of February 29, 2000
                  and May 31, 1999                                                                    3

                  Condensed Consolidated Statements of Operations
                  for the Three Months ended February 29, 2000 and February 28, 1999                  4

                  Condensed Consolidated Statements of Operations
                  for the Nine Months ended February 29, 2000 and February 28, 1999                   5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended February 29, 2000 and February 28, 1999                   6

                  Notes to Condensed Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                         13


PART II.       OTHER INFORMATION                                                                     14

Item 1.           Legal Proceedings                                                                  14

Item 2.           Changes in Securities                                                              14

Item 3.           Defaults under Senior Securities                                                   14

Item 4.           Submission of Matters to Vote of Security Holders                                  14

Item 5.           Other Information                                                                  14

Item 6.           Exhibits and Reports on Form 8-K                                                   15

               SIGNATURES                                                                            16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      February 29,           May 31,
ASSETS                                                                    2000                 1999
                                                                    ----------------        ----------
                                                                       (Unaudited)
Cash                                                                    $  3,029,750        $  3,533,930
Restricted cash                                                              825,029             750,000
Accounts and notes receivable, net of allowance for
    doubtful accounts                                                      2,846,375           1,150,207
Investments in consumer debt and credit cards
    Investments in nonperforming consumer debt, net
      of cost recovery                                                     8,105,642           3,016,697
    Credit card receivables, net of provision for
      losses and unearned fees                                            28,096,000          18,631,403
Retained interest in securitized credit card receivables                          --           5,130,372
Property and equipment, net of accumulated depreciation                    4,624,709           6,132,612
Goodwill, net of accumulated amortization                                  2,399,793           2,555,175
Other assets                                                               4,726,236           4,880,560
                                                                        ------------        ------------

              Total assets                                              $ 54,653,534        $ 45,780,956
                                                                        ============        ============

Liabilities
    Accounts payable and accrued expenses                               $  3,202,666        $  4,313,409
    Notes payable                                                         20,182,108           6,086,766
    Capitalized lease obligations                                          2,980,373           4,045,541
    Subordinated notes and accrued interest payable -
       related party                                                      19,112,227          19,246,595
                                                                        ------------        ------------

              Total liabilities                                           45,477,374          33,692,311
                                                                        ------------        ------------

Stockholders' equity
    Preferred Stock, Series A, B, C, D and E                              27,000,000          27,000,000
    Common Stock                                                              34,762              34,762
    Additional paid-in capital                                            23,564,760          22,670,711
    Unrealized gain from retained interest in securitized
       receivables, net of tax                                                    --           2,497,148
    Accumulated deficit                                                  (41,423,362)        (40,113,976)
                                                                        ------------        ------------

              Total stockholders' equity                                   9,176,160          12,088,645
                                                                        ------------        ------------

              Total liabilities and stockholders' equity                $ 54,653,534        $ 45,780,956
                                                                        ============        ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      Three Months Ended
                                                    --------------------------------------------------
                                                        February 29,                      February 28,
                                                           2000                              1999
                                                    -----------------                   --------------
Revenue
  Income from credit card receivables                   $ 2,335,476                       $ 1,559,874
  Revenue in excess of cost recovered                     5,480,695                         5,211,246
  Gain on sales of portfolios and retained interests        555,411                         3,276,249
  Servicing fees and other income                           398,071                           553,338
  Provision for losses                                   (1,077,602)                         (922,545)
                                                        -----------                       -----------
           Net revenue                                    7,692,051                         9,678,162
Expenses
  Salaries and employee benefits                          3,281,893                         2,984,326
  Interest expense                                        1,166,698                           891,884
  Professional and financing fees                           808,058                           826,068
  Credit card servicing                                   1,946,384                         1,604,028
  Occupancy and equipment expense                           816,388                           858,186
  Other                                                   1,508,558                         2,218,521
                                                        -----------                       -----------
           Total expenses                                 9,527,979                         9,383,013
                                                        -----------                       -----------
Income (loss) before income taxes                        (1,835,928)                          295,149
Income tax benefit (expense)                                     --                                --
                                                        -----------                       -----------
Net income (loss)                                        (1,835,928)                          295,149
Dividends on preferred stock                               (500,000)                         (500,000)
                                                        -----------                       -----------
Net loss, applicable to
common shareholders                                     $(2,335,928)                      $  (204,851)
                                                        ===========                       ===========

Net loss per share
  Basic                                                       $(.07)                            $(.01)
                                                             ======                            ======
  Diluted                                                     $(.07)                            $(.01)
                                                             ======                            ======


Weighted-average common shares
outstanding
  Basic                                                  34,761,965                        34,761,965
                                                         ==========                        ==========

  Diluted                                                34,761,965                        34,761,965
                                                         ==========                        ==========

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     Nine Months Ended
                                                       ----------------------------------------------
                                                       February 29,                      February 28,
                                                          2000                              1999
                                                       ------------                      ------------
Revenue
  Income from credit card receivables                 $   6,630,264                     $   4,561,983
  Revenue in excess of cost recovered                    15,690,614                        15,703,264
  Gain on sales of portfolios and
     retained interests                                   6,891,632                         8,925,667
  Servicing fees and other income                         2,411,108                         1,594,203
  Provision for losses                                   (4,815,469)                       (3,481,589)
                                                      -------------                     -------------
           Net revenue                                   26,808,149                        27,303,528
Expenses
  Salaries and employee benefits                          9,897,670                         8,862,373
  Interest expense                                        3,306,152                         3,110,957
  Professional and financing fees                         2,675,516                         2,182,911
  Credit card servicing                                   5,134,976                         5,027,945
  Occupancy and equipment expense                         2,542,404                         2,518,204
  Other                                                   3,274,408                         4,732,747
                                                      -------------                     -------------
           Total expenses                                26,831,126                        26,435,137
                                                      -------------                     -------------
Income (loss) before income taxes                           (22,977)                          868,391
Income tax benefit (expense)                             (1,286,409)                               --
                                                      -------------                     -------------
Net income (loss)                                        (1,309,386)                          868,391
Dividends on preferred stock                             (1,500,000)                       (1,299,999)
                                                      -------------                     -------------
Net loss, applicable to
  common shareholders                                 $  (2,809,386)                    $    (431,608)
                                                      =============                     =============

Net loss per share
  Basic                                                       $(.08)                           $ (.01)
                                                              =====                            ======
  Diluted                                                     $(.08)                           $ (.01)
                                                              =====                            ======
Weighted-average common shares
Outstanding
  Basic                                                  34,761,965                        34,761,965
                                                         ==========                        ==========

  Diluted                                                34,761,965                        34,761,965
                                                         ==========                        ==========


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                                                    Nine Months Ended
                                                     -------------------------------------------
                                                        February 29,                February 28,
                                                           2000                         1999
                                                     ----------------             --------------

Cash flows from operating activities
   Net income (loss)                                  $   (1,309,386)              $    868,391
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities -
       Provision for credit card losses                    4,815,469                  3,481,589
       Amortization of discount on performing
         credit card portfolio                              (969,743)                        --
       Depreciation and amortization                       1,930,680                  1,931,975
       Deferred tax (benefit)/expense                      1,286,409                         --
       Gain on sale of interest in affiliates             (5,260,358)                        --
       (Gain) loss from unconsolidated affiliates            362,789                   (276,834)
       Gain on sale of credit card receivable
         portfolios                                               --                   (543,430)
       Changes in operating assets and liabilities
         Restricted cash                                     (75,029)                   250,000
         Accounts and notes receivable                    (1,696,167)                   (45,660)
         Receivable from unconsolidated
           affiliate                                       1,230,700                 (1,207,034)
         Accrued interest and fees receivable
                                                          (1,314,620)                  (705,381)
         Other assets                                       (545,117)                  (274,301)
         Unearned fees                                       170,813                    328,222
         Accounts payable and accrued expenses              (895,114)                 1,720,030
                                                      --------------               ------------

           Net cash provided by (used in)
              operating activities                        (2,268,674)                 5,527,567
                                                      --------------               ------------

Cash flows from investing activities
  Collection of consumer debt and credit card
     receivables                                          16,864,934                19,263,641
  Funds advanced on credit cards                         (24,035,794)              (17,698,689)
  Purchase of consumer debt portfolios                   (12,120,658)               (7,934,055)
  Proceeds from sale of beneficial interest in
     affiliates                                            8,643,233                        --
  Acquisition of property and equipment                     (267,395)               (1,081,421)
                                                        ------------             -------------

         Net cash used in
           investing activities                          (10,915,680)               (7,450,524)

Cash flows from financing activities
  Net proceeds (payments) from debt                       13,745,342                  (110,281)
  Borrowings from sale/leaseback transactions                539,438                    25,138
  Payments on capital lease obligations                   (1,604,606)               (1,197,302)
                                                        ------------               -----------

         Net cash provided by (used in)
           financing activities                           12,680,174                (1,282,445)
                                                        ------------                -----------

         Net decrease in cash                               (504,180)               (3,205,402)

Cash at beginning of period                                3,533,930                 7,205,071
                                                        ------------              ------------

Cash at end of period                                   $  3,029,750              $  3,999,669
                                                        ============              ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

The Credit Store, Inc. is a technology based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to finance, sell or securitize the credit card receivables generated by this business strategy. The Company offers other forms of settlement to those consumers who do not accept the credit card offer.


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 29, 2000 and the results of operations and cash flows for the three months and nine months ended February 29, 2000 and February 28, 1999. The results of operations for the three and nine months ended February 29, 2000 are not necessarily indicative of the results for the full year.

NOTE C - LOSS PER SHARE

The Company's basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares outstanding during the period. Net loss applicable to common stockholders is computed by deducting dividends on preferred stock from net income or net loss. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 5.26 million and 4.14 million shares of common stock with a weighted average exercise price of $2.84 and $2.84 were outstanding at February 29, 2000 and February 28, 1999, but were excluded because they were antidilutive.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class actions on behalf of persons solicited by the Company to open credit card accounts and voluntarily to repay debt that had been discharged in bankruptcy, and (ii) four class actions alleging violation of the Fair Debt Collection Practices Act and state law in connection with mailers sent to prospective customers whose debt was out-of-statute. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE E - NOTE PAYABLE

In September 1999, the Company entered into a repurchase agreement with a bank, whereby the bank purchased credit card receivables from the Company for a purchase price of $3 million. In March 2000, the Company agreed with the bank to increase the amount of the repurchase agreement to $6 million and to extend the agreement until June 2000. The Company has the option to extend the repurchase agreement for an additional 90 days upon payment of a $25,000 fee.

NOTE F - INVESTMENTS IN NONPERFORMING CONSUMER DEBT AND CREDIT CARD RECEIVABLES

Investments in Nonperforming Consumer Debt

The Company acquires portfolios of nonperforming consumer installment debt, credit card receivables, and automobile deficiency debt from originating financial institutions. These debts are acquired at a substantial discount from the actual consumer outstanding balance. The remaining outstanding balance of the debt acquired by the Company at February 29, 2000 and May 31, 1999 was approximately $3.1 billion and $2.0 billion, respectively. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. (See Credit Card Receivables below.)

Investments in nonperforming consumer debt consist of:



                                                                February 29,            May 31,
                                                                    2000                 1999
                                                                ------------          ----------
                                                                 (unaudited)
Cost of portfolios purchased including capitalized
    acquisition costs of $2,144,041 and $1,868,883                $ 47,510,000        $ 38,574,000

Cost recovered                                                     (39,404,000)        (35,557,000)
                                                                  ------------        ------------

Investment in nonperforming consumer debt                         $  8,106,000        $  3,017,000
                                                                  ============        ============


Credit Card Receivables

Upon settlement of the debt, a credit card is issued to the consumer with the opening balance and credit line equal to the settlement amount. The Company expenses origination costs, including direct mail and telemarketing costs, as incurred. The settlement amount represents the amount actually owed under the new credit card with the cardholder. The Company does not record a credit card asset until the cardholder begins to make new charges on the account. For financial statement purposes the Company records as credit card receivables, the amount funded on new advances and purchases, accrued interest on new advances and accrued fees, less provision for losses on credit card receivables and unearned fees. After making principal payments on the transferred balance, the customer may use the credit card for new purchases and cash advances up to their available credit limit, which may be increased from time to time based on the customer's consecutive payment history. Total credit card balances in the chart below represent the total amount owed to the Company by the cardholders. Available credit represents the amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.



                                                                February 29,           May 31,
                                                                    2000                 1999
                                                               -------------         ----------
                                                                 (unaudited)

Total credit card balances                                       $ 75,588,000         $ 55,185,000
                                                                 ============         ============

Available credit                                                 $  9,125,000         $  4,296,000
                                                                 ============         ============

Principal funded on new advances and purchases                   $ 31,635,000         $ 21,303,000
Accrued interest on principal funded                                  451,000              244,000
Accrued fees                                                          367,000              332,000
                                                                 ------------         ------------

                                                                   32,453,000           21,879,000
                                                                 ------------         ------------

Less
    Provision for losses on credit card receivables                 3,785,000            2,847,000
    Unearned fees                                                     572,000              401,000
                                                                 ------------         ------------
                                                                    4,357,000            3,248,000
                                                                 ------------         ------------

Credit card receivables                                          $ 28,096,000         $ 18,631,000
                                                                 ============         ============



NOTE G - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and accretion on retained interest in securitized receivables. Total comprehensive income (loss) was $(1.84) million and $(3.81) million for the three and nine months ended February 29, 2000 and $1.50 million and $2.86 million for the three and nine months ended February 28, 1999.

                             THE CREDIT STORE, INC.

The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Disclosure Regarding Forward-Looking Statements" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                    OVERVIEW

                  The Credit Store, Inc. (the "Company", "us" and "our") is a technology based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to finance, sell or securitize the credit card receivables generated by this business strategy. The Company offers other forms of settlement to those consumers who do not accept the credit card offer.

                  The Company was profitable in fiscal 1999 after completing a series of credit card securitizations. In the short term, the Company anticipates that quarterly results will continue to fluctuate based on the timing and amounts of portfolio sales and securitizations. Over time, the Company expects that core revenue from credit card operations will begin to provide stability in quarterly results.


                              RESULTS OF OPERATIONS


       THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999:

                  REVENUES. Net revenue for the quarter ended February 29, 2000 was $7.69 million, a 20.5% decrease from the $9.68 million recorded during the quarter ended February 28, 1999. Gains from portfolio sales decreased 83.0% from $3.28 million in the quarter ended February 28, 1999 to $.56 million in the quarter ended February 29, 2000 due to the completion of a securitization in the quarter ended February 28, 1999 and no securitizations or portfolio sales in the quarter ended February 29, 2000. All other revenue components ("core revenue") increased 12.1% as a group during the third quarter of fiscal year 2000 as compared to the third quarter of fiscal year 1999 due to income from credit card receivables (including interest, fees and interchange processing fees) increasing 49.7% from $1.56 million in the quarter ended February 28, 1999 to $2.34 million in the quarter ended February 29, 2000. This increase is a result of a higher amount of funded credit card receivables during the period. The provision for losses increased 16.8% from $.92 million in the quarter ended February 28, 1999 to $1.08 million in the quarter ended February 29, 2000 and increased as a percentage of core revenue from 12.6% in the quarter ended February 28, 1999 to 13.1% in the quarter ended February 29, 2000 due to a higher level of principal funded on the credit cards and the maturing of the portfolios.

                  EXPENSES. Total operating expenses for the quarter ended February 29, 2000 were $9.53 million, a 1.5% increase from $9.38 million in the quarter ended February 28, 1999. Salaries and employee benefits increased 10.0% from $2.98 million in the quarter ended February 28, 1999 to $3.28 million in the quarter ended February 29, 2000 but decreased as a percentage of core revenue from 40.7% in the quarter ended February 28, 1999 to 40.0% in the quarter ended February 29, 2000. Interest expense increased 30.8% from $.89 million in the quarter ended February 28, 1999 to $1.17 million in the quarter ended February 29, 2000, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense increased from 12.2% in the quarter ended February 28, 1999 to 14.2% in the quarter ended February 29, 2000. Professional and financing fees decreased 2.2% from $.83 million in the quarter ended February 28, 1999 to $.81 million in the quarter ended February 29, 2000 and as a percentage of core revenue declined from 11.3% in the quarter ended February 28, 1999 to 9.8% in the quarter ended February 29, 2000. Credit card servicing increased 21.3% from $1.60 million in the quarter ended February 28, 1999 to $1.95 million in the quarter ended February 29, 2000 and as a percentage of core revenue increased from 21.9% in the quarter ended February 28, 1999 to 23.7% in the quarter ended February 29, 2000. Occupancy and equipment expenses and all other expenses as a group decreased 24.4% from $3.08 million in the quarter ended February 28, 1999 to $2.32 million in the quarter ended February 29, 2000 and decreased as a percentage of core revenue from 42.0% in the quarter ended February 28, 1999 to 28.3% in the quarter ended February 29, 2000.

                  NET INCOME (LOSS). Net income was $.30 million for the quarter ended February 28, 1999 compared to a net loss of $1.84 million in the quarter ended February 29, 2000. After providing for preferred dividends of $.50 million in the third quarter of fiscal year 1999, the net loss applicable to common shareholders was $.20 million, or $(.01) per common share, compared to preferred dividends of $.50 million and a net loss of $2.34 million, or $(.07) per common share, in the third quarter of fiscal year 2000.

       NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1999:

                  REVENUE. Net revenue for the nine months ended February 29, 2000 was $26.81 million, a 1.8% decrease from the $27.30 million recorded during the nine months ended February 28, 1999. Gains from portfolio sales and retained interests decreased 22.8% from $8.93 million in the nine months ended February 28, 1999 to $6.89 million in the nine months ended February 29, 2000. This decrease is the result of the Company selling its retained interests in securitizations during the second quarter of fiscal year 2000, and conducting no sales in the first or third quarter of fiscal year 2000, as compared to the Company recording gains from portfolio sales and securitizations in the first, second, and third quarters of fiscal year 1999. All other revenue components ("core revenue") increased 13.1% as a group during the first three quarters of fiscal year 2000 as compared to the first three quarters of fiscal 1999. Income from credit card receivables (including interest, fees and interchange processing fees) increased 45.3% from $4.56 million in the nine months ended February 28, 1999 to $6.63 million in the nine months ended February 29, 2000 due to a higher amount of funded credit card receivables during the period. Servicing fees and other income increased from $1.59 million in the nine months ended February 28, 1999 to $2.41 million in the nine months ended February 29, 2000, primarily due to income related to previously securitized portfolios. The provision for losses increased 38.3% from $3.48 million in the nine months ended February 28, 1999 to $4.82 million in the nine months ended February 29, 2000 and increased as a percentage of core revenue from 15.9% in the nine months ended February 28, 1999 to 19.5% in the nine months ended February 29, 2000 due to a higher level of principal funded on the credit cards, due to the maturing of the portfolio.

                  EXPENSES. Total operating expenses for the nine months ended February 29, 2000 increased 1.5% to $26.83 million from $26.44 million in the nine months ended February 28, 1999. Salaries and employee benefits increased 11.7% from $8.86 million in the nine months ended February 28, 1999 to $9.90 million in the nine months ended February 29, 2000 but decreased as a percentage of core revenue from 40.5% in the nine months ended February 28, 1999 to 40.0% in the nine months ended February 29, 2000. Interest expense increased 6.3% from $3.11 million in the nine months ended February 28, 1999 to $3.31 million in the nine months ended February 29, 2000 based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense decreased from 14.2% in the nine months ended February 28, 1999 to 13.4% in the nine months ended February 29, 2000. Professional and financing fees increased 22.6% from $2.18 million in the nine months ended February 28, 1999 to $2.68 million in the nine months ended February 29, 2000 and as a percentage of core revenue increased from 10.0% in the nine months ended February 28, 1999 to 10.8% in the nine months ended February 29, 2000. Credit card servicing increased 2.1% from $5.03 million in the nine months ended February 28, 1999 to $5.13 million in the nine months ended February 29, 2000 and as a percentage of core revenue declined from 23.0% in the nine months ended February 28, 1999 to 20.8% in the nine months ended February 29, 2000 as the

Company's cost per account declined. Occupancy and equipment expenses and all other expenses as a group decreased 19.8% from $7.25 million in the nine months ended February 28, 1999 to $5.82 million in the nine months ended February 29, 2000.

                  INCOME TAX BENEFIT (EXPENSE). The Company recorded a $1.29 million tax expense during the nine months ended February 29, 2000 as a result of the gain from sale of the retained interests in its securitizations. No income tax benefits related to the net loss were recorded during the nine months ended February 29, 2000 due to the uncertainty as to the recognition of these future tax benefits.

                  NET INCOME (LOSS). Net income was $.87 million for the nine months ended February 28, 1999 compared to a net loss of $1.31 million in the nine months ended February 29, 2000. After providing for preferred dividends of $1.30 million in the first three quarters of fiscal year 1999, the net loss applicable to common shareholders was $.43 million, or $(.01) per common share, compared to preferred dividends of $1.50 million and a net loss of $2.81 million, or $(.08) per common share in the first three quarters of fiscal year 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

                  The Company seeks to maintain an adequate level of liquidity through active management of assets and liabilities, through sales or securitizations of credit card receivables, and through debt and equity financing. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of the Company's assets and the seasonality of the credit card business, which places significant demands on funding new charges and cash advances during certain times of the year, including the year-end holiday season.

                  At February 29, 2000, the Company had $3.85 million of cash and cash equivalents, compared to $4.28 million at May 31, 1999. The Company maintains restricted cash reserves at its banks to facilitate the funding of new charges and advances on its customer's credit cards. These restricted balances were $.83 million at February 29, 2000, and $.75 million at May 31, 1999. The Company believes it has sufficient cash and cash equivalents from its receivables portfolio and credit lines to operate its business over the next twelve months.

                  The Company maintains a senior secured revolving credit line with Coast Business Credit, a division of Southern Pacific Bank. The credit line is for $15 million and expires in July 2001. The credit line is secured by substantially all of the Company's assets. Borrowings under the credit line are based on a formula, which is dependent primarily upon the performance and maturing of the Company's credit card receivables. There was $12.71 million outstanding under the credit line at February 29, 2000.

                  The Company has also received secured financing from a related party, J.L.B. of Nevada, Inc., which is subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.3 million at February 29, 2000.

                  In October 1999, the Company established a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios. The borrower is a wholly owned, bankruptcy remote special purpose entity established by the Company for this transaction and is fully consolidated with the Company's financial results. Borrowings are non-recourse to the Company and based on the age of the non-performing consumer debt portfolios acquired by the Company coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $1.64 million outstanding under the credit line at February 29, 2000.

                  In September 1999, the Company entered into a repurchase agreement with a bank, whereby the bank purchased credit card receivables from the Company for a purchase price of $3 million. In March 2000, the Company agreed with the bank to increase the amount of the repurchase agreement to $6 million and to extend the agreement until June 2000. The Company has the option to extend the repurchase agreement for an additional 90 days upon payment of a $25,000 fee.

INFLATION

                  The Company believes that inflation has not had a material impact on its results of operations for the three and nine months ended February 29, 2000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q for the third quarter ended February 29, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in Amendment No. 1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 6, 2000. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's principal market risk is due to changes in interest rates. These changes affect the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of the Company's credit card holders.

                  To manage the Company's direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of the Company's balance sheet to minimize the impact changes in interest rates have on the fair value of assets, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on the Company primarily by matching asset and liability repricings.

                  The Company's credit card receivables earn interest at a fixed annual percentage rate. The Company's fixed annual percentage rate credit card receivables have no stated maturity or repricing period. However, the Company may reprice its credit card receivables upon providing the required prior notice to the customer, which is generally no more than 60 days. The interest rates on the Company's liabilities are generally indexed to the prime rate. These characteristics of the Company's receivables and liabilities expose the Company to repricing risk, which results from differences between the timing of rate changes and the timing of cash flows, which could impact net interest income if liabilities reprice more often than assets. The principal objective of the Company's asset/liability risk management activities is to monitor and control the Company's exposure to adverse effects resulting from movements of interest rates over time. The Company has not entered into derivative transactions to hedge repricing risk.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs.

                  On February 3, 2000, the Company was sued in the United States District Court for the District of New York in an action entitled Strum v. Bank of New York. The action is brought as a class action on behalf of certain persons to whom the Company sent written communications and alleges that such communications violate the Fair Debt Collection Practices Act. The Complaint seeks monetary damages for alleged violations of the Fair Debt Collection Practices Act and for Restitution and Unjust Enrichment.

                  On February 22, 2000, the Company and an unaffiliated third party bank were sued in the United States District Court for the Northern District of Illinois in an action entitled Greene v. Martin J. Burke, III, et al. The action is brought as a class action on behalf of certain persons, residing in the state of Illinois, to whom the Company sent written communications and alleges that such communications violate the Fair Debt Collection Practices Act, the Credit Repair Organizations act and statutory provisions of Illinois law. The complaint seeks monetary damages.

                  The Company is defending itself vigorously in these lawsuits. The Company does not believe that these suits will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.



ITEM 2.        CHANGES IN SECURITIES

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On February 17, 2000 the following directors were re-appointed by written action of the controlling stockholder of the
               Company:

               Jay L. Botchman
               Martin J. Burke
               Barry E. Breeman
               J. Richard Budd, III
               Geoffrey A. Thompson.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2000:


Exhibit                    Description

   3.1   Amended and Restated Certificate of Incorporation.*
   3.2   Amended and Restated By-Laws of the Company.*
   4     Specimen certificate representing shares of Common Stock.*
   17    List of Subsidiaries.*
   27.1  Financial Data Schedule for the nine months ended February 29, 2000.
   27.2  Financial Data Schedule for the nine months ended February 28, 1999.

         *Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).


         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended February 29, 2000.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE CREDIT STORE, INC


DATE:    May 19, 2000                             By /s/ Martin J. Burke, III
                                                  ---------------------------
                                                  Martin J. Burke, III
                                                    Chief Executive Officer



DATE:    May 19, 2000



                                                  By /s/ Michael J. Philippe
                                                  --------------------------
                                                  Michael J. Philippe
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit                             Description                                                      Page

   3.1   Amended and Restated Certificate of Incorporation of Company                   Incorporated by Reference
   3.2   Amended and Restated By-Laws of the Company.                                   Incorporated by Reference
   4     Specimen certificate representing shares of Common Stock.                      Incorporated by Reference
   21    List of Subsidiaries                                                           Incorporated by Reference
   27.1  Financial Data Schedule for the nine months ended February 29, 2000            Filed Electronically
   27.2  Financial Data Schedule for the nine months ended February 28, 1999            Filed Electronically