Form 10-K405
period 2000-05-31
CREDIT STORE INC
filed 2000-08-29
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of
     1934 For the fiscal year ended May 31, 2000
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from                to

                        Commission File Number 000-28709
                        --------------------------------

                             THE CREDIT STORE, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             87-0296990
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                    organization)

              3401 NORTH LOUISE AVENUE
           SIOUX FALLS, SOUTH DAKOTA 57107                               (800) 240-1855
       (Address of principal executive offices                   (Registrant's telephone number,
                    and zip code)                                      including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name Of Each Exchange
               Title Of Each Class                On Which Registered
               -------------------                ---------------------
               Common Stock,                      AMERICAN STOCK EXCHANGE
               par value $0.01 per
               Share

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Over The Counter Bulletin Board on August 1, 2000 was $75,306,524. Common stock outstanding at August 1, 2000: 34,761,965 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     PART I

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or our future performance. Readers are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date this report was filed. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue," "is anticipated," "expect," "project," or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below under the heading Cautionary Statements and Factors That May Affect Future Results, and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

ITEM 1.  BUSINESS

         The Credit Store, Inc. (the "Company") is a technology based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to sell or securitize the credit card receivables generated by this business strategy. The Company offers other forms of settlement to those consumers who do not accept the credit card offer.


GENERAL DEVELOPMENT OF BUSINESS

         The Company was incorporated in 1972 in Utah as Valley West Development Corporation, changed its corporate domicile to Delaware in 1995, and changed its name to Credit Store, Inc. on October 8, 1996. Prior to October 8, 1996, the Company discontinued operations of its prior line of business, which was unrelated to its current operations. On December 4, 1996, the Company acquired from Taxter One LLC ("Taxter") all the capital stock of Service One Holdings Inc. ("Holdings"). At the time of the acquisition, Holdings' sole asset was the capital stock of Service One International Corporation ("SOIC"), which had been engaged since January 1996 in the business of acquiring non-performing consumer debt portfolios, and the marketing and servicing of credit cards generated from these portfolios. From 1982 through December 1995, SOIC had been a marketer and servicer of secured credit cards for a South Dakota bank under a contractual arrangement which expired in December 1995. Following the acquisition of Holdings, the Company engaged directly, and through SOIC and its affiliates, in the acquisition of non-performing consumer debt and the marketing and servicing of credit cards generated from these portfolios. In February 1998, Holdings and Credit Store Mortgage, Inc., a wholly-owned subsidiary of the Company, were each merged into the Company. In March 1998, SOIC was merged into the Company and the Company name was changed to The Credit Store, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

         The Company is primarily in the business of providing credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company primarily focuses on consumers who have previously defaulted on a debt and reaches these consumers by acquiring their defaulted debt. The Company acquires these defaulted accounts in large portfolios typically from the original lender for a nominal percentage of the face amount of the debt, ranging from 0.50% to 3.00%. Through its direct mail and telemarketing operations, the Company locates and offers a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. The Company's objective is to ultimately sell and/or securitize these receivables at a price in excess of the Company's investment in the receivables. To date, the Company has considered an account available to sell or securitize ("seasoned") when the consumer has made eight or more on-time payments on the consumer's outstanding credit card balance.

         Under the Company's marketing approach, consumers are offered an opportunity to settle their debt, typically at a discount, to transfer the settled amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card, and to begin establishing a positive credit history on their newly issued card by making timely and consistent payments. After making principal payments on the transferred balance, the consumer can begin using the credit card for new purchases or cash advances and may be granted increased credit limits over time based on their payment performance. The Company's credit card offer is attractive to those consumers who, given the nonperforming status of their debt, are typically receiving few or no solicitations from traditional credit card companies. Many of these consumers cannot easily obtain an unsecured credit card, want to improve their credit standing or have experienced the negative aspects of not having access to the credit card payment system for travel and the daily purchase of goods and services. The Company's approach differs from traditional credit card companies that compete for new customers through mass marketing and direct mail campaigns on the basis of interest rates, fees, and services offered.


INDUSTRY OVERVIEW

         The Company operates in the consumer finance industry, competing with issuers of revolving credit products and other buyers of non-performing consumer debt.

         The United States Federal Reserve reported that American consumers owed an aggregate of $1.43 trillion of debt at the end of April 2000, exclusive of home mortgages, and that the size of the revolving credit market in the United States was in excess of $621 billion as of the end of April 2000, up from $570 billion in April 1999. The United States Federal Reserve also reported that pools of securitized revolving credit assets totaled $322 billion at the end of April 2000, up from $276 billion in April 1999. The Company believes that the purchasing convenience associated with unsecured credit cards has driven the growth of credit cards and has made them the preferred consumer credit vehicle. In addition, the Company believes that the purchase of consumer goods and services over the Internet will continue to fuel the demand for credit cards. The Company also believes that the relative liquidity and predictability of these assets has fostered the widespread acceptance of revolving credit securitizations by investors.

         While traditional banking organizations have enjoyed significant advantages in consumer lending compared to non-bank providers of consumer loans, greater access to capital and the emergence of securitization markets, coupled with technological advances, has allowed non-banks to compete effectively with banks in this arena. The Company believes that future success in the credit card industry will continue to be experienced primarily by highly focused organizations that are adept at using information and technology to market their products and manage risk within their portfolios.

         Credit card issuers make credit cards available to their clients in a variety of ways. Many issuers offer cards as a convenience to existing clients, a strategy to create greater affinity and client loyalty. This is generally the case with credit cards offered by department stores, who offer private label credit cards, as well as smaller banks and credit unions. In contrast, the larger credit card issuers, who control the vast majority of the market, use mass mailing of credit card offers to consumers as the most cost-effective means of achieving the growth rates they seek. Often this process is accomplished by obtaining a list of names of individuals who meet the issuer's credit guidelines from one of the national credit bureaus.

         The Company, however, sources its customers by purchasing charged-off consumer debt from banks and finance companies and believes that the purchase of charged-off debt is an efficient means to source new credit card customers in its target market. The Company believes that the market for buying and selling non-performing consumer debt portfolios has expanded due to a steadily increasing volume of charged-off consumer debt coupled with a shift by originating institutions toward selling their portfolios of non-performing consumer loans. Historically, originating institutions had relied upon large internal collection staffs for their initial collection efforts and outside collection agencies for accounts delinquent more than 180 days. As buyers emerged to purchase non-performing debt, originating institutions have increasingly sold these portfolios for cash. Institutions will usually sell accounts when the market prices exceed the net present value of retaining and working the accounts. In deciding whether to sell accounts, sellers also evaluate the potential return on investment of reinvesting the cash proceeds from portfolio sales in the core operations of originating and servicing new loans.

         According to Faulkner & Gray, a leading receivables management publisher, the sales volume of charged-off debt by initial credit grantors has grown from $2.5 billion in 1990, to $18.5 billion in 1998, to an estimated $42.0 billion in 1999. The 1999 estimate includes resale volume which accounted for approximately 25% of the 1999 estimate. Sellers have developed a variety of ways to sell non-performing receivables. Some originating institutions pursue auction type sales by constructing a portfolio of receivables and seeking bids from specially invited competing parties. This approach has resulted in an increase in the number of receivables portfolios offered for sale by account brokers. Other means of selling receivables include privately negotiated direct sales when the originating institution contacts known, reputable purchasers. Originating institutions have also entered into "forward flow" sales contracts. These contracts require an originating institution to sell some or all of its receivables that meet specified criteria, such as balance size and elapsed time since delinquency, to a single purchaser during a specified period of time for an agreed upon price.


BUSINESS OPERATIONS

         The Company's operations integrate the following disciplines: (1) portfolio acquisitions and divestitures; (2) marketing and card origination; (3) customer service and collections; and (4) receivables sales and securitizations.

         PORTFOLIO ACQUISITIONS AND DIVESTITURES:

         The Company acquires non-performing credit card receivables, consumer installment loans, and automobile deficiencies on a nationwide basis, from a wide range of originating institutions, including banks and finance companies. The Company has acquired in excess of $4.8 billion in receivables. These portfolios have been purchased by the Company for prices typically ranging from 0.50% to 3.00% of the receivable balance. A typical portfolio contains between 5,000 and 150,000 consumer accounts that have been typically charged-off by the original lending institution and have passed through various stages of collection efforts. The size of each account has typically ranged between $1,000 and $6,000, with an average balance of approximately $2,100.

         The consumer debt and credit card industries generally categorize delinquent and charged-off accounts into three groups: primary, secondary and tertiary. Primary accounts are typically 120 to 270 days past due and are in the process of being placed with collection agencies or collection attorneys for the first time. Secondary accounts are 270 to 360 days past due and may have already been placed with one collection agency. Tertiary accounts have already been placed unsuccessfully with more than two collection agencies. The Company acquires primarily tertiary accounts.

         The Company has also purchased "bankruptcy" and "out of statute" accounts. A "bankruptcy account" is one in which the debtor has filed a bankruptcy petition and may have had its debt discharged. The Company is not presently offering credit cards to bankruptcy accounts. An "out of statute" account is one in which the statute of limitations for collection of the debt has expired. Debt that is "out of statute" will not be enforced by a court of law. Accordingly, the likelihood of recoveries from such accounts is lower than on accounts that are currently enforceable by a court of law.

         The Company continually seeks new and continuing sources of non-performing portfolios for purchase. Once such portfolios are located, an acquisition team is responsible for coordinating due diligence, stratifying and analyzing the portfolio characteristics, projecting conversions to new credit cards and the total cash collections on the accounts. The acquisition team is also responsible for preparing bid proposals for review and approval by senior management, processing and tracking the bids, documenting and closing the purchase, and coordinating the receipt of account documentation and media for acquired portfolios.

         The Company uses its proprietary analytical methodology and database to evaluate a potential portfolio purchase. The Company has developed a large and valuable database of performance characteristics from the $4.8 billion of receivables it has purchased since inception that enables it to estimate future portfolio performance. This methodology and database comprise the model which the Company uses to analyze and price the potential portfolio purchase. The Company believes that its methodology permits it to accurately price portfolio purchases so it may realize an appropriate return on capital from its new credit card originations and the subsequent cash flows generated from these new credit cards.

         The Company has developed a discipline of reselling portfolios into the secondary market. In general, the Company resells portfolios when the price that other debt buyers are willing to pay exceeds the net present value of the cash flows that the Company expects to generate over the remaining life of the portfolio. To date, the company has resold approximately $1.6 billion of non-performing debt into the secondary market through auctions and directly negotiated transactions.

         MARKETING AND CARD ORIGINATION:

         MARKETING. Once a portfolio acquisition is completed, the receivables and accounts in an acquired portfolio are processed by the Company's marketing and card origination departments. The Company believes that its consumer friendly and hands-on approach to the consumer is a key component of its business strategy. Many of the receivables acquired by the Company represent obligations of individuals who have, in the past several years, experienced some life-altering event, such as divorce, career displacement or major medical illness, and have recovered or currently are recovering financially from their setback. Potential customers are contacted through direct mail and by telephone and offered the opportunity to settle their debt and obtain an unsecured credit card which can be used to make new purchases. A customer who accepts the Company's offer, and meets the Company's underwriting guidelines, is issued a new unsecured credit card by one of the Company's unaffiliated issuing banks. The card has an outstanding balance and credit limit equal to the amount agreed upon by the customer to settle the outstanding debt. As the customer makes principal payments on the outstanding balance, the customer frees up the credit limit for new purchases. In addition, the Company may increase the credit limit for customers who make a certain number of payments on the settled amount. The Company reports the payment history on the credit card to the major credit bureaus. The Company believes that its credit card product provides its customers with an opportunity to establish a positive payment history on their credit record by making timely and consistent payments on their new credit cards.

         The Company believes its credit card product affords it more flexibility in working with the consumer than the originating institution or third-party collection agency who are simply attempting to recover all or a portion of the amount owed on an account. Factors that contribute to this increased flexibility include: (i) the Company is able to settle the account with the consumer at an amount that fits within the consumer's budget because the Company acquired the account at a typical range of 0.50% to 3.00% of the actual outstanding balance; (ii) the Company offers a new unsecured credit card which has utility to the consumer due to its revolving nature; (iii) the Company is not limited by many of the cultural and regulatory constraints that influence account resolution decisions of banks, savings and loan and other financial institutions; and (iv) the Company is not bound by the limited time periods to resolve receivables faced by third-party collection agencies.

         CARD ORIGINATION. In the Company's experience, much of the account information contained in the portfolios it acquires is stale. Accordingly, once a particular portfolio has been purchased, a "scrubbing" process begins. Scrubbing describes the process of electronically updating phone numbers and addresses on each account purchased and searching for bankrupt and deceased accounts. Scrubbing is done pursuant to an agreement with a third party that specializes in locating consumers with little or no credit history. The Company has also developed proprietary models which allow it to focus on accounts with the best marketing potential. The Company believes that using third-party scrubbing services produces quality results and allows it to efficiently focus its resources on marketing and servicing its customers. Contemporaneously with the initial scrubbing, the Company conducts an analysis to determine which accounts in the acquired portfolio should be returned to the seller because they do not meet the criteria established for each account under the terms of the portfolio acquisition agreement. Although the terms of each portfolio acquisition agreement differ, examples of accounts that may be returned under the typical portfolio acquisition agreement include debts paid off prior to the Company's acquisition, debts in which the consumer filed bankruptcy prior to the Company's acquisition and debts in which the consumer was deceased prior to the Company's acquisition. Typically, the agreement with the seller of the portfolio allows the Company to return such non-qualifying accounts in the portfolio for a specified period of time, which is generally between 120 and 180 days from the date of purchase. Under the typical portfolio acquisition agreement, the seller either replaces a returned account or refunds the portion of the purchase price attributable to the account.

         Once the portfolio has been scrubbed, the Company uses both direct mail and phone contact to market the credit card product. The Company operates a 25,000 square foot direct mail and account file storage center (the "Mail Center") in Sioux Falls, South Dakota. The Mail Center is equipped with high-speed printing, folding, inserting, zip sorting and mailing equipment capable of sending 180,000 pieces per day. Having its direct mail operations in-house allows the Company to manage high quality direct mail campaigns in a cost-effective manner. The Mail Center is linked electronically with the Company's Operation Center, allowing the Mail Center to receive database information to print and mail specific mail campaigns. The Company also maintains a trained sales force that operates from the Company's Sioux Falls, South Dakota headquarters. The group is supported by a state-of-the-art auto-dialer, which enables sales agents to effectively manage their large inventory of accounts. The Company employs approximately 70 sales agents (35 per shift) which results in 100,000 to 150,000 production hours annually. The Company currently has space and system capacity to significantly expand its telemarketing sales force. The auto-dialer enhances productivity via high-speed dialing coupled with a screening process to detect no-answers, nonexistent numbers and answering machines. This technology allows sales agents to concentrate their efforts on actual customers. In addition to outgoing calls, the Company receives incoming calls that are prompted by mailings. Incoming calls are routed directly to the telemarketing department where sales agents service the inquiry.

         The sales agents are trained to understand the customer base, keeping in mind that the individual has experienced collection efforts employed by several agencies. The Company believes the utility of an unsecured credit card often is a major benefit to this segment of consumers because they may not qualify for a traditional unsecured account. The Company also believes that an important feature of its program is the opportunity to settle an old account and to gain the opportunity to establish a positive payment history on one's credit record by making timely and consistent payments on a new credit card.

The table below summarizes the Company's standard credit card program as currently offered:

     Initial Credit Line:                    Settlement Amount
     Annual Fee:                             $0 the 1st year; $35 annual thereafter
     Interest Rate:                          18.9% or 19.9%
     Grace Period:                           25 Days
     Late Fee:                               $10.00
     Over Limit Fee:                         $10.00
     Cash Advance Fee:                       Greater of 2% or $2.00
     Minimum Payment:                        Greater of 3% or $10.00

         Applicants who meet defined underwriting or exception criteria are notified of acceptance into the program and issued a card. Although the initial credit limit of the credit card is fully utilized when issued, an applicant regains availability of credit on the card as and to the extent the applicant makes principal payments. The applicant may also earn additional credit by establishing a positive payment history with the Company. Applicants failing to meet the defined underwriting or exception criteria are notified of denial in accordance with the Equal Credit Opportunity Act. Such applicants are offered installment and lump sum payment options to settle their debt. Historically, over 90% of the applicants have qualified for the credit card.

         Once a customer has accepted the offer and has cleared the underwriting process, the relevant data is transmitted to First Data Resources, Inc. ("FDR") to establish the new account on FDR's credit card processing system. The Company has arranged, through two unaffiliated banks, to issue the credit cards and for FDR to provide certain cardholder services including data processing, card issuance, monthly customer statement processing, and customer correspondence. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing and merchant processing, for major financial institutions throughout the United States. The Company believes that outsourcing these services to FDR gives the Company certain operational efficiencies and the flexibility to handle additional growth.

         The Company also offers the convenience of an Automatic Payment Program to its customers, whereby the customer authorizes the Company to withdraw from the customer's bank account the monthly minimum credit card payment. Approximately 18% of the Company's customers are currently using the Automatic Payment Program. Accounts on the Automatic Payment Program have a lower incidence of delinquency than those accounts that are not on the Automatic Payment Program.

         For any customer who does not wish to maintain a new credit card account but who agrees to settle the previously charged-off debt account, the Company has established a resolutions department whereby the customer can make an installment or lump sum payment to settle the obligation.

         CARDHOLDER SERVICES:

         The Company believes that in order to maximize the customer's payment performance, it is imperative to have a sophisticated, highly structured hands-on approach to educating and servicing the customers and addressing situations that would result in default without attention and assistance from the Company. The retention group, the cardholder services group, and the servicing (collections) group are key components of the Company's credit card servicing and collections functions.

         The retention group conducts, among other services, the Company's "Welcome Aboard" program by verifying that the customer has received the credit card and that the customer thoroughly understands the program and how to use the credit card. In addition, the retention group places calls to customers at other critical junctures, including approximately fifteen days prior to the first payment due date and at various other specified times if a customer becomes delinquent in his payments. The retention group also pursues all first payment defaults. These calls are a part of the Company's educational approach with customers that stresses the importance and benefits of making timely and consistent payments.

         The cardholder services group handles calls from customers regarding their accounts, including balance inquiries, billing inquires and disputes, requests for replacement cards, requests for temporary credit line increases and requests for evidence of account activity. Cardholder services representatives counsel the customer on use of the card and continue the process of instilling the importance and benefits of making timely and consistent payments.

         The servicing group is responsible for collection of delinquent credit card accounts in a prompt, professional and thorough manner in order to reduce net credit losses. The Company uses state of the art predictive and power dialing technology to maximize collector productivity, and heavily emphasizes the "instant payment" products such as Western Union Quick Collect. Collection calls are prioritized using Adaptive Control (a Fair, Isaac scoring model implemented through the FDR servicing platform) and are based on models developed by the Company for its specific customer base. The Company maintains a strict re-age policy which allows accounts to be re-aged if the cardholder displays a desire to correct the status of the account as well as an ability to continue making monthly payments on the account. The Company has systemic restrictions in place which prevent customer service representatives from performing unauthorized re-aging of accounts. In an effort to maximize cash flow, the settlement of an account may be negotiated in cases where the Company has determined that the account is destined to become a charge-off and there is no potential to retain the customer. Accounts are charged off and taken as a loss either after formal notification of bankruptcy or when they become contractually 180 days past due, which time period the Company recently extended from 120 days based on general industry practices. Accounts identified as fraud losses are immediately reserved for and charged off no later than 90 days after the last activity. Charged-off accounts are referred to the Company's Resolutions Department for further recovery efforts.

         FINANCINGS, RECEIVABLE SALES, AND SECURITIZATIONS:

         An important piece of the Company's business strategy is to securitize seasoned receivables and/or sell seasoned receivables to third parties for cash, thereby realizing a gain in an amount equal to the excess of the cash proceeds from the sale or securitization over the Company's cost basis in the receivables. To date, the Company has considered an account available to sell or securitize when the consumer has made eight or more on-time payments on the consumer's outstanding credit card balance.

         The Company uses a variety of debt instruments to fund its operations and portfolio acquisitions including subordinated debt, senior secured debt, and non-recourse debt. The ability to borrow based on the collateral value of its asset base is integral to the operations and growth plans of the Company.

         The Company has significant ongoing cash needs to fund its operations and to fund the purchase of non-performing consumer debt portfolios. The Company's ability to sell or securitize the receivables and/or finance these receivables on-balance sheet is critical to the future and growth of the business. In order to finance, sell or securitize its receivables, the Company maintains a detailed database concerning the status and performance of each of the receivables in its portfolio. Maintaining this database is necessary for the Company to provide historical performance information to potential lenders and purchasers of its receivables. Potential lenders and purchasers assess the Company's portfolio of receivables according to a variety of factors including monthly repayment rates by the cardholders and annualized default rates.


COMPETITIVE CONDITIONS

         The Company experiences competition in all segments of its business operations. The Company competes with a wide range of third-party collection companies and other financial services companies seeking to purchase portfolios of non-performing consumer debt and with traditional collection companies seeking consignments of such debt for collection. The Company also competes with companies that provide financing to consumers that have previously defaulted on a debt obligation. As more buyers enter the market to purchase portfolios of non-performing consumer debt, the price for the purchase of such portfolios may increase and the Company's business strategy may become less profitable or viable. Some of these competitors may have substantially greater personnel and financial resources than the Company. In addition, to the extent consumers with negative credit history have less difficulty obtaining credit, especially obtaining unsecured credit cards, there may be less consumer demand for the Company's product. The Company believes it competes effectively based on what it believes are superior information technology capabilities, which enable it to evaluate and purchase receivables more effectively than some of its competitors. Further, the Company believes it differentiates itself from most of its competitors through its innovative credit card program, which allows the consumer to resolve a prior obligation in a positive manner.

         The Company anticipates that additional competitors will seek to enter its niche within the financial services market. Because of the high costs in developing and servicing a credit card program and the high costs of acquiring non-performing consumer debt, the Company believes that new competitors will likely be large, established finance companies.


GOVERNMENT REGULATION

         The Company's collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations imposing licensing and other requirements with respect to purchasing, collecting, making and enforcing consumer loans. The Company conducts periodic compliance reviews and, if necessary, implements procedures to bring the Company into compliance with all applicable state and federal regulatory requirements. The failure to comply with such statutes or regulations could have a material adverse effect on the Company's results of operations or financial condition.

         The Fair Debt Collection Practices Act and comparable state statutes establish specific guidelines and procedures that debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the Fair Debt Collection Practices Act and comparable state statutes in all of its collection activities, although it may not be specifically subject thereto. If these laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a material adverse effect on the Company.

         As a purchaser of consumer receivables, the Company may acquire certain receivables subject to legitimate claims, defenses or rights of offset on the part of the consumer. As a result, the Company may not be able to collect certain receivables it has purchased. For example, the Company, as previously described, acquires "out of statute" accounts which are subject to a statute of limitations defense, and may also acquire some credit card accounts where customers cannot be held liable for, or their liability may be limited with respect to, charges to a credit card account that were a result of an unauthorized use of a credit card.

         While the Company itself is not a credit card issuer, because many of its receivables are originated through credit card transactions, certain of the Company's operations are affected by federal and state consumer protection and related laws and regulations that apply to the marketing and extension of credit by a credit card issuer. Significant laws include the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the federal Credit Repair Organization Act, and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer or other consumer lender may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year end. Federal law requires credit card issuers to disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the originating institutions or the Company to comply with applicable statutes, rules and regulations could create claims and/or rights of offset by the customers which could have a material adverse effect on the Company.

         Changes in any such laws or regulations, or in the interpretation or application thereof, could have a material adverse effect on the Company. Various proposals which could affect the Company's business have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, limiting the use of social security numbers, permitting affiliations between banks and commercial, insurance or securities firms, and other regulatory restructuring proposals. There have also been proposals in state legislatures in recent years to restrict telemarketing activities, impose statutory caps on consumer interest rates, limit the use of social security numbers and expand consumer protection laws. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

         Due to the consumer-oriented nature of the collections and credit card industry, there is a risk that the Company or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws and consumer law torts, including fraud. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's results of operations or financial condition. See "Item 3 - Legal Proceedings."


EMPLOYEES

         As of May 31, 2000, the Company had 305 employees. No employee group is covered under a collective bargaining agreement. The Company conducts on-site training in all facets of its business and does not anticipate difficulties in hiring from the local market. The Company believes its relationship with its employees is good.


TECHNOLOGY AND SYSTEMS

         The Company utilizes a variety of management information and telecommunications systems to enhance productivity in all areas of its business. The Company utilizes the latest technology in its operations and employs multiple levels of backup to minimize the risk of systemic breakdown. The Company believes that advanced technology is key to maintaining a competitive advantage and seeks to maximize the use of technology. New technologies are continually evaluated for business appropriateness and cost effectiveness.

         The Company uses a proprietary credit card origination and servicing system ("NOCS") which puts all aspects of the Company's operation on a seamless platform from the time a new portfolio is purchased until an account is converted to a new credit card and set up on the First Data Resources credit card servicing platform. NOCS includes specialized applications for telesales, underwriting, non-card collections, payment processing, account scrubbing, portfolio stratification, and customer service.

         The overall computing platform is client-server, Windows NT/SQL based, and is scaleable to accommodate the Company's growth plans. The Company employs the latest technology in telephony, including a predictive auto-dialer and voice recognition technology. The telephony platform is capable of supporting in excess of 2,000 workstations and the Company believes it is easily expandable to accommodate the Company's growth plans.

         The Company uses FDR as its third party processor of credit card data and merchant interchange. FDR also processes and mails the monthly cardholder statements. FDR, the largest card processor in the world, provides these services to major financial institutions throughout the United States.

         The Company uses image-based technology and processing to minimize paper flow wherever possible. The Company has also invested in the latest electronic data warehousing technologies to support its data mining strategies. The Company believes data warehousing gives it a distinct competitive advantage in the portfolio analysis and acquisitions aspect of its business. In addition, the Company believes data warehousing will give it an advantage in the securitization markets through its ability to provide a sophisticated level of performance detail to investors.

THIRD-PARTY SERVICING

         At May 31, 2000, the Company serviced over 27,000 accounts subject to third party servicing agreements. The Company intends to concentrate on servicing its own accounts and accounts that it has either securitized or sold to third party investors.


ITEM 2.  PROPERTIES

         The Company's headquarters consist of a 30,000 square foot leased facility in Sioux Falls, South Dakota. The lease expires on September 30, 2011. The Company owns an additional 5 acres of undeveloped property adjacent to this site that can be utilized for expansion purposes.

         The Company's Mail Center consists of a separate 25,000 square foot leased facility in Sioux Falls, South Dakota. The lease was renewed to extend the terms of the lease for one year commencing on March 1, 2000 and ending on February 28, 2001.

         The Company also leases approximately 4,500 square feet of additional office space in Sioux Falls, South Dakota. The lease commenced on June 1, 2000 and expires on May 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and reviews these complaints in accordance with internal policy. Certain of the litigation pending against the Company is described below.

         During 1996 and 1998, the Company, and certain former officers and directors were sued in three class actions. These class actions generally allege that the persons in the class were purportedly solicited to voluntarily repay debt that had been discharged in bankruptcy, and that the Company had violated other provisions of federal or state law, including violations of the Bankruptcy Code, the Fair Debt Collection Practices Act, the Truth in Lending Act, various state consumer protection laws and, in one case, RICO. The Company was sued (i) in 1996 in the United States District Court for the Northern District of Illinois in an action entitled Louis G. Apostol, as Administrator for the Estate of Curtis Kim v. M. Reza Fayazi, et al.; (ii) in 1998 in the United States District Court for the District of Rhode Island in an action entitled McGlynn v. The Credit Store, Inc., et al.; and (iii) in the United States District Court for the Northern District of Illinois in an action entitled Le v. The Credit Store, Inc., et al. The complaints in these actions seek monetary damages, declaratory judgments that the agreements reached with plaintiffs have no legal effect, injunctive relief to prohibit defendants from purchasing or selling debts that have been discharged in bankruptcy and to rescind any such agreements, and to require cessation of collection efforts and the removal of debts from credit reports, and in one case criminal contempt. While the Company has admitted no liability or wrongdoing, the parties have executed a settlement agreement, which also consolidated these three cases for settlement purposes. The settlement agreement will be subject to court approval.

         On May 27, 1999, the Company was sued on behalf of a class of Florida debtors in the United States District Court for the District of Florida in an action entitled McIntyre v. Credit Store Inc. On May 21, 1999, the Company was sued on behalf of a class of Arizona debtors in the United States District Court for the District of Arizona in an action entitled Bingham v. The Credit Store, Inc. Both actions allege that communications sent by the Company to class members violate the Fair Debt Collection Practices Act and similar state laws in connection with attempts to collect out of statute debt. Both complaints seek monetary damages and declaratory judgments that the Company's mailers violate statutory provisions.

         In February 2000, the Company was sued in United States District Court for the District of New York in an action entitled Sturm v. Bank of New York. The suit alleges that communications sent by the Company to class members violate the Fair Debt Collection Practices Act. The complaint seeks monetary damages for the alleged violations as well as for restitution and unjust enrichment. While the Company has admitted no liability or wrongdoing, the parties have negotiated and are in the process of executing a settlement agreement. The settlement agreement will be subject to court approval.

         In February 2000, the Company and certain officers and directors were sued in United States District Court for the Northern District of Illinois in an action entitled Greene v. Burke, et al., No. 000 1039 (N.D. IL.). The suit was brought on behalf of a class of certain Illinois debtors alleging violations of the Fair Debt Collection Practices Act, the Federal Credit Repair Organization Act, and the Illinois Credit Services Organization Act arising out of the Company's attempts to collect out-of-statute debts. The complaint seeks actual, statutory and punitive damages on behalf of the class.

          The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent of majority shareholder dated July 19, 2000, the majority shareholder approved a proposal to amend The Credit Store, Inc. Amended 1997 Stock Option Plan by increasing the number of shares of Common Stock available for issuance under the plan by 4.0 million shares. The amendment increased the number of shares available for issuance under the plan to a total of 8.0 million shares.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Prior to August 27, 2000, the Company's Common Stock was traded on the Over the Counter Bulletin Board under the trading symbol "PLCR". Effective August 28, 2000, the Company's Common Stock will be traded on the American Stock Exchange under the trading symbol "CDS".

         The high and low bid prices for the Company's Common Stock for each quarter for the past two fiscal years were as follows:



                    Period                High                 Low
                --------------        ------------         -----------

1999            First Quarter         $  3  7/8            $  1  7/8
                Second Quarter           2  3/4               1  3/4
                Third Quarter            2  15/16             1  7/8
                Fourth Quarter           2  5/8               1  15/16

2000            First Quarter         $  3  17/32          $  2  13/32
                Second Quarter           5  7/15              2  9/16
                Third Quarter            5  1/4               3  15/16
                Fourth Quarter           5  1/2               3  3/4


         As of August 1, 2000, there were 260 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that it will follow a policy of retaining earnings, if any, to finance the expansion and development of the Company. The Board of Directors of the Company will review its dividend policy from time to time to determine the feasibility and desirability of paying dividends, after giving consideration to the Company's results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

         Each issued and outstanding share of Series A Preferred Stock and Series B Preferred Stock will be entitled, as and when declared by the Board of Directors, to receive, out of any assets at the time legally available therefor, dividends at the rate of 5% per share, per annum. Such dividends on the Series A and Series B Preferred Stock are prior in preference to any outstanding shares of Common Stock or of Preferred Stock, other than Series D and Series E Preferred Stock.

         Subject to the right of the holders of the Series B Preferred Stock to receive a preferential dividend, the holders of shares of Series C Preferred Stock will be entitled, as and when declared by the Board of Directors, to receive, out of any assets at the time legally available therefor, dividends at the rate of 6% per share per annum, payable in cash commencing on December 31, 1997. Such dividends on the Series C Preferred Stock are prior in preference to any declaration or payment of any distribution on any outstanding shares of Common Stock or any Preferred Stock, other than Series A, Series B, Series D and Series E Preferred Stock.

         The holder of shares of Series D Preferred Stock will be entitled, as and when declared by the Board of Directors, to receive, out of any assets at the time legally available therefor, dividends at the rate of 8% per share per annum, payable in cash commencing on December 31, 1998 and thereafter on the last day of December of each year that any such shares are outstanding. Such dividends on the Series D Preferred Stock are prior in preference to any declaration or payment of any distribution on any other outstanding shares of Common Stock or of Preferred Stock, other than Series E Preferred Stock.

         The holders of shares of Series E Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor and when and as declared by the Board of Directors of the Company, dividends calculated on the stated value per share at the rate of 8% per share per annum, payable in cash commencing on December 31, 1998, and thereafter on the last day of December of each year that any such shares shall be outstanding. Such dividends on the Series E Preferred Stock are prior in preference to any declaration or payment of any distribution on any other outstanding shares of Common Stock or Preferred Stock.

         Other than the foregoing, the Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.


RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued the following securities during the prior three fiscal years without registering the securities under the Securities Act:

Issuance of Capital Stock:

     1. On January 2, 1998, the Company privately sold 1,250,000 shares of Common Stock to the Lancer Group for aggregate consideration of $2.5 million.

     2. On February 2, 1998, the Company privately sold 1,250,000 shares of Common Stock to the Lancer Group for aggregate consideration of $2.5 million.

     3. On May 29, 1998, the Company issued 10,000 shares of Series D Preferred Stock to J.L.B. of Nevada, Inc. ("JLB")in exchange for JLB agreeing to cancel $10.0 million of the principal outstanding under the $10.0 million Subordinated Promissory Note dated August 1, 1997.

     4. On August 31, 1998, the Company issued 10,000 shares of Series E Preferred Stock to JLB in exchange for JLB agreeing to cancel $10.0 million of the principal outstanding under the $20.0 million Subordinated Promissory Note dated August 1, 1997.

Grant of Stock Options and Warrants:

     1. On December 15, 1997, the Company granted options to purchase 935,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to employees, granted options to purchase 1,000,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to a director of the Company and granted options to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share to employees.

     2. On January 16, 1998, the Company granted options to purchase 170,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.50 per share to employees.

     3. On April 30, 1998, the Company issued to Coast Business Credit, a division of Southern Pacific Bank, a warrant to purchase 650,247 shares of the Common Stock at an exercise price of $2.50. The warrant was issued in connection with a loan from Coast Business Credit to the Company.

     4. On August 3, 1998, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.00 per share to employees.

     5. On August 10, 1998, the Company granted options to purchase 300,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.70 per share to employees.

     6. On September 15, 1998, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to employees.

     7. On November 23, 1998, the Company granted options to purchase a total of 150,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to two directors of the Company.

     8. On February 15, 1999, the Company granted options to purchase 13,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.38 per share to employees.

     9. On March 17, 1999, the Company granted options to purchase 200,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to employees.

     10. On March 18, 1999, the Company issued a warrant to purchase 1,000,000 shares of Common Stock to Business Transactions Express, Inc. at an exercise price of $2.00 per share. The warrant was issued in connection with the execution of a strategic modeling services agreement between the Company and Business Transactions Express, Inc.

     11. On March 22, 1999, the Company granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.30 per share to employees.

     12. On March 29, 1999, the Company granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.30 per share to employees.

     13. On April 15, 1999, the Company granted options to purchase 75,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.19 per share to a director of the Company.

     14. On June 1, 1999, the Company granted options to purchase 503,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.40 per share to employees.

     15. On May 29, 1999, the Company issued a warrant to purchase 4,000,000 shares of Common Stock to JLB at an exercise price of $3.25 per share issued as partial consideration for JLB's forgiveness of certain interest owed to JLB by the Company.

     16. On July 26, 1999, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.88 per share to employees.

     17. On August 1, 1999, the Company granted options to purchase 22,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.00 per share to employees.

     18. On August 3, 1999, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.97 per share to employees.

     19. On August 27, 1999, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.69 per share to a consultant.

     20. On September 1, 1999, the Company granted options to purchase 1,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     21. On September 10, 1999, the Company issued a warrant to purchase 25,000 shares of Common Stock to Cappello Capital Corp. at an exercise price of $2.56 per share. The warrant was issued in connection with Cappello Capital Corp. providing financial advisory services to the Company.

     22. On September 16, 1999, the Company granted options to purchase 8,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     23. On October 18, 1999, the Company granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     24. On October 25, 1999, the Company granted options to purchase 5,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.13 per share to employees.

     25. On November 8, 1999, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.88 per share to employees.

     26. On November 19, 1999, the Company granted options to purchase 310,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.44 per share to employees and a consultant.

     27. On November 29, 1999, the Company granted options to purchase 15,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $5.00 per share to employees.

     28. On December 1, 1999, the Company granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.69 per share to employees.

     29. On January 10, 2000, the Company granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.03 per share to employees.

     30. On March 1, 2000, the Company granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     31. On March 20, 2000, the Company granted options to purchase 5,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     32. On April 3, 2000, the Company granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     33. On April 17, 2000, the Company granted options to purchase 7,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     34. On April 24, 2000, the Company granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.88 per share to employees.

     35. On May 1, 2000, the Company granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.88 per share to employees.

     36. On May 15, 2000, the Company granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.50 per share to employees.

         The sales and issuance described in paragraphs 1-4 under "Issuances of Capital Stock" and in paragraphs 3, 15 and 21 under "Grant of Stock Options and Warrants" above were deemed to be exempt from registration under the Securities Act by virtue of Rule 4(2), Regulation D promulgated thereunder or Rule 701 of the Securities Act. The sales and issuances under Rule 4(2) and Regulation D were conducted in a manner to avoid a public offering, were made to a limited number of financially sophisticated persons or entities with a high net worth and were not made pursuant to any general advertising or general solicitation. The sales and issuances under Rule 701 were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.

         Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any of these securities. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The selected consolidated statement of operations data with respect to the year ended December 31, 1995 and the period from January 1, 1996 to October 8, 1996 and the selected consolidated balance sheet data at December 31, 1995 and at October 8, 1996 are derived from the audited consolidated financial statements of the Company's predecessor. The consolidated statement of operations data with respect to the years ended May 31, 1997, 1998, 1999, and 2000 and the consolidated balance sheet data at May 31, 1997, 1998, 1999, and 2000 are derived from, and are qualified by reference to, the Company's audited consolidated financial statements. The consolidated financial statements as of and for the years ended May 31, 1998, 1999 and 2000 were audited by Grant Thornton LLP, independent auditors, and the consolidated financial statements as of and for the year ended May 31, 1997 were audited by Tanner & Co., independent auditors. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                                       PREDECESSOR(1)                                      COMPANY
                               ---------------------------------------------------------------------------------------
                                                     JANUARY
                                  FOR THE YEAR       1, 1996
                               ENDED DECEMBER 31        TO                        FOR THE YEAR ENDED MAY 31
                               -----------------    OCTOBER 8,  ------------------------------------------------------
                                      1995            1996           1997          1998          1999          2000
                               -----------------  ------------  -----------  ------------  ------------  -------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Income from credit
  card receivables*                                            $    971,174   $  3,951,602   $ 6,438,460   $ 9,706,247


Revenue in excess of
  cost recovered*                                                     3,934      8,138,122    22,308,908    21,396,561

Securitization income and
  asset sales*                                                            -              -    11,851,080    12,599,265

Servicing fees and
  other income                       $6,528,503  $ 2,078,506      1,601,228      1,292,596     1,564,356     2,684,554
                                     ----------  - ---------   ------------   ------------   -----------   -----------
Total revenue                         6,258,503    2,078,506      2,576,336     13,382,320    42,162,804    46,386,627

Provision for losses                          -            -      1,494,001      6,483,736     4,607,081     5,680,975
                                     ----------  - ---------   ------------   ------------   -----------   -----------
Net revenue                           6,258,503    2,078,506      1,082,335      6,898,584    37,555,723    40,705,652

Net income (loss)                     2,727,711   (1,512,488)   (14,405,555)   (29,445,031)    3,875,680     3,072,195


Dividends on
  preferred stock*                                                   (7,397)      (399,996)   (1,799,999)   (2,000,000)
                                     ----------  -----------   ------------   ------------   -----------   -----------
Net income (loss)
  applicable to common
  shareholders                       $2,727,711  $(1,512,488)  $(14,412,952)  $(29,845,027)  $ 2,075,681   $ 1,072,195
                                     ==========  ===========   ============   ============   ===========   ===========
Net income (loss) per share,         $     0.55  $     (0.30)  $      (0.56)  $      (0.90)  $      0.06   $      0.03
  basic                              ==========  ===========   ============   ============   ===========   ===========

Net income (loss) per share,
  diluted                            $     0.55  $     (0.30)  $      (0.56)  $      (0.90)  $      0.05   $      0.03
                                     ==========  ===========   ============   ============   ===========   ===========



                                       PREDECESSOR(1)                                 COMPANY
                               ---------------------------------------------------------------------------------------
                                                   JANUARY 1,
                                  FOR THE YEAR      1996 TO
                               ENDED DECEMBER 31   OCTOBER 8,                 FOR THE YEAR ENDED MAY 31
                               -------------------             -------------------------------------------------------
                                      1995            1996         1997          1998          1999          2000
                               ---------------  -------------- ------------- ------------  ------------ -------------
CONSOLIDATED BALANCE SHEET
DATA:

Cash and cash equivalents and           $ 279,357   $  58,162 $    2,685,581 $  8,205,071  $  4,283,930  $   2,448,879
  restricted cash

Investments in
  non-performing
  consumer debt, net*                                              8,193,453    5,672,515     3,016,697      9,648,090

Credit card receivables, net*                                      2,566,909   12,919,970    18,631,403     24,244,200

Total assets                              524,579   2,884,860     24,743,871   39,723,418    45,780,956     64,388,192

Notes payable                                   -   1,158,336        428,973    5,902,041     6,086,766     23,609,326

Subordinated notes and
  accrued interest payable-related
  party                                         -     880,000     10,446,043   31,807,322    19,246,595     19,139,028

 Total liabilities                        279,960   4,007,145     18,118,396   47,366,528    33,692,311     50,013,724

Total stockholders'
  equity (deficit)                        244,619  (1,122,285)     6,625,475   (7,643,112)   12,088,645     14,374,468


SELECTED CONSOLIDATED OPERATING
DATA:

Outstanding balance of
  non-performing debt
  acquired during the period*                                 $1,067,579,343 $890,634,206  $891,904,454 $1,771,707,748

Credit card receivables owned
  and managed*                                                    35,709,395   84,830,552    89,149,715     96,127,819

Number of accounts
  owned and managed*                                                  26,803       84,351        94,278         76,732

Total employees, end
  of period*                                                             233          292           305            305

---------------------
* Information not applicable for predecessor company.

(1) The information for the fiscal year ended December 31, 1995 and for the period from January 1, 1996 to October 8, 1996 relates to SOIC, the Company's predecessor. See "Item 1 -- Business -- General Development of Business".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and the ability of the Company to operate profitably after the initial growth period is completed. For a more extensive discussion of such risks and uncertainties, see "Cautionary Statements and Factors that may Affect Future Results" below.

                                    OVERVIEW

         The Credit Store, Inc. is a technology based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to finance, sell, or securitize the credit card receivables generated by this business strategy. The Company offers other forms of settlement to those consumers who do not accept the credit card offer.

         INVESTMENTS IN NON-PERFORMING CONSUMER DEBT AND THE IMPACT OF COST RECOVERY ACCOUNTING. The Company accounts for its investments in non-performing consumer debt in accordance with the provisions of the American Institute of Certified Public Accountants' Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," which prescribes two methods (yield method and cost recovery method) for amortizing the excess of face value over the purchase price of acquired portfolios. Under Practice Bulletin 6, a company may use the yield method of accounting if the company has the experience and data to predict the amount and timing of collections that will be received from the acquired portfolio. Under the yield method, the acquirer makes an estimate of the amount and timing of cash flows from an acquired portfolio and accretes these cash flows into income over the economic life of the acquired portfolio according to an internal rate of return established for the acquired portfolio. Given the Company's short history, the Company believed it was required to use the cost recovery method to account for the acquired portfolios and adopted cost recovery in fiscal year 1998. Under the cost recovery method, the Company records the purchase price of a portfolio and any costs directly related to the purchase as an investment in non-performing consumer debt on the balance sheet. Cash flows related to the acquired portfolio are applied to reduce the investment on the balance sheet to zero prior to recognizing revenue from that portfolio. Once the cost of a portfolio has been recovered, the ensuing cash flow is recorded as the excess of revenue over cost recovered. The application of cost recovery can have a material impact on revenue and net income during periods of increasing or decreasing portfolio acquisitions. The Company made significant investments in portfolio acquisitions during fiscal year 1998 totaling $15.6 million. The application of cost of recovery resulted in decreased revenue during the period, since cash flows from an acquired portfolio are applied first to reduce the investment in that portfolio to zero, which takes between 9 and 13 months on the average, depending upon the performance of the acquired portfolio. During the same period, the Company expensed, as incurred, all costs to market and service the portfolios which, when, combined with the effects of cost recovery on revenue, contributed to the large losses experienced in fiscal 1998. During fiscal 1999 and 2000, the majority of the portfolios acquired during the two preceding years experienced full cost recovery, leading to a significant increase in revenue in excess of cost recovered. In addition, portions of the Company's performing credit card receivables had matured to the point where the Company was able to sell and securitize certain portfolios at prices well in excess of the cost bases of those receivables, generating gains on the sale of those portfolios. The above factors contributed to the net income of $3.1 million in fiscal 2000 and $3.9 million in fiscal 1999 and a net loss of $29.4 million in fiscal year 1998.

                              RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO FISCAL YEAR ENDED MAY 31, 1999:

         REVENUES. Total revenue for the fiscal year ended May 31, 2000 was $46.4 million a 10% increase from $42.2 million during the year ended May 31, 1999. Income from credit card receivables increased 51% from $6.4 million to $9.7 million due to a higher amount of funded credit card receivables during the period. Income from credit card receivables represents interest and fees on new advances or purchases made by holders of the Company's credit cards on an accrual basis. Revenue in excess of costs recovered decreased 1% from $22.3 million to $21.4 million. Securitization income and asset sales increased 6% from $11.9 million to $12.6 million primarily due to entrance into the re- sale market of nonperforming consumer accounts. Securitization income and asset sales represents the excess of cash proceeds over the cost basis in those assets. During fiscal year 2000, the Company sold its retained interests in three special purpose entities, completed a securitization of $14.3 million in receivables, sold $1.4 million of receivables to an unaffiliated bank, and sold non-performing assets in the market. Servicing fees and other income increased 72% from $1.6 million to $2.7 million due to the increased number of accounts serviced. Core revenues (revenues other than securitization income and asset sales) increased 11% from $30.3 million in fiscal year 1999 to $33.8 million in fiscal year 2000 due to higher amount of funded credit card receivables and increased number of accounts serviced. The provision for losses increased 23% from $4.6 million to $5.7 million based on increasing volume of new charges funded. The above combined to produce net revenue of $40.6 million for the fiscal year ended May 31, 2000, an 8% increase over $37.6 million recorded for the year ended May 31, 1999.

         EXPENSES. Total operating expenses increased 7% from $31.6 million in fiscal year 1999 to $33.7 million in fiscal year 2000 but decreased as a percentage of core revenues from 104% to 100%. Salaries and employee benefits increased 8% to $13.5 million from $12.5 million based on an average higher number of full time personnel but decreased as percentage of core revenues from 41% to 40%. Professional fees decreased 4% from $2.7 million in fiscal year 1999 to $2.6 million in fiscal year 2000. Depreciation and amortization decreased 5% from $2.6 million in fiscal year 1999 to $2.5 million in fiscal year 2000. Third party service fees decreased 2% from $4.7 million in fiscal year 1999 to $4.6 million in fiscal year 2000 and decreased as a percentage of core revenues from 16% to 14% as the Company's cost per account declined. Communication expense increased 18% from $2.3 million in fiscal year 1999 to $2.8 million in fiscal year 2000 in line with increased portfolio acquisition activity. Royalty expense, pursuant to a mutual business development agreement, increased 12% from $1.5 million in fiscal year 1999 to $1.7 million in fiscal year 2000. The royalty expense is accrued when new credit card accounts make their third payment according to the terms of the cardholder agreement or when cash from non-card accounts is collected. Increased royalty expense is due to a higher percentage of cards reaching a third payment due to increased portfolio acquisition activity in fiscal year 2000. Financing fees increased 416% from $0.2 million to $1.1 million reflecting the Company's ability to obtain two additional financing sources in fiscal year 2000. Interest expense increased 15% from $4.0 million in fiscal year 1999 to $4.6 million in fiscal year 2000 based on a higher average amount of debt outstanding resulting from increased portfolio acquisition activity.

         INCOME TAX BENEFIT. The above combined for income before income taxes of $2.0 million in fiscal year 2000 compared to income before income taxes of $1.9 million in fiscal year 1999. The Company recognized a tax benefit of $1.0 million in fiscal year 2000 resulting in net income of $3.1 million compared to a tax benefit of $2.0 million in fiscal year 1999 resulting in net income of $3.9 million. The tax benefit in fiscal year 2000 consists of the recognition of $1.0 million of tax expenses related to the reclassification of comprehensive income and the reduction of $2.0 million of a valuation allowance related to net operating loss carryforwards. The Company has reviewed the adequacy of its valuation allowance and determined that based on fiscal year 2000 and 1999 pretax income and forecasted future earnings it was more likely than not that a portion of its net operating loss carryforward would be utilized. The Company will continue to evaluate the remaining valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

         NET INCOME (LOSS). Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income applicable to common shareholders and earnings per share. Preferred dividends for fiscal year 2000 increased 11% from $1.8 million in fiscal year 1999 to $2.0 million. After the effect of preferred dividends, net income applicable to common shareholders in fiscal year 2000 was $1.1 million compared to net income applicable to common shareholders of $2.1 million for fiscal year 1999.

         FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO FISCAL YEAR ENDED MAY 31, 1998:

         REVENUES. Total revenue for the fiscal year ended May 31, 1999 was $42.2 million, a 215% increase from $13.4 million during the year ended May 31, 1998. The increase was primarily due to a combination of increased revenues from a maturing credit card portfolio, portfolio securitizations and portfolio sales. Income from credit card receivables increased 63% from $4.0 million to $6.4 million due to an increase in the weighted average credit card receivables funded. Revenue in excess of costs recovered increased 174% from $8.1 million to $22.3 million due to increased cash flow related to acquired portfolios and the effect of fully recovering the acquisition costs on the majority of the portfolios acquired during the two previous fiscal years. The Company's performing credit card receivables had matured to the stage where the Company achieved the sale or securitization of approximately $27.4 million in receivables. The Company's securitization income and asset sales resulted in an $11.9 million gain which represents the excess of cash proceeds over the cost basis in those assets. There were no such sales in the previous fiscal year. Servicing fees and other income increased 21% from $1.3 million to $1.6 million due to a higher average number of accounts under management subject to a servicing fee. Core revenues, that is all revenues other than gains on sales, increased 127% to $30.3 million, in fiscal year 1999 from $13.4 million in fiscal year 1998 due to the effect of fully recovering the acquisition costs of the majority of portfolios in the two previous years through the cost recovery methodology of applying payments received. The provision for losses decreased 29% from $6.5 million to $4.6 million based on the experience of a more matured portfolio. The above combined to produce net revenue of $37.6 million for the fiscal year ended May 31, 1999, a 452% increase over the $6.8 million recorded for the year ended May 31, 1998.

         EXPENSES. Salaries and employee benefits decreased 6% from $13.3 million to $12.5 million based on an average lower number of full-time personnel Professional fees decreased 36% from $4.2 million in fiscal year 1998 to $2.7 million in fiscal year 1999 as the Company moved beyond its startup period requiring fewer outside professional services. Depreciation and amortization decreased 19% from $3.2 million in fiscal year 1998 to $2.6 million in fiscal year 1999. Fiscal year 1998 included an $0.8 million writedown of existing software systems. Third party card service fees increased 36% from $3.5 million in fiscal year 1998 to $4.7 million in fiscal year 1999, in line with the increase in the average number of accounts under management. Communication expense increased 12% from $2.0 million in fiscal year 1998 to $2.3 million in fiscal year 1999 largely in line with increased marketing campaigns on existing portfolios of non-performing debt. Royalty expense, pursuant to a mutual business development agreement, increased 644% from $0.2 million in fiscal year

1998 to $1.5 million in fiscal year 1999. Increased royalty expense is due to a higher percentage of cards reaching a third payment due to a more thorough sales process and better account retention in the early months of a new account. Interest expense decreased 15% from $4.8 million in fiscal year 1998 to $4.0 million in fiscal year 1999 based on a lower average amount of debt outstanding due to the conversion of $10.0 million of subordinated debt to preferred stock in May 1998 and the conversion of $10.0 million of subordinated debt in August 1998 and a reduction in the interest rate on senior debt.

         INCOME TAX BENEFIT. The above combined for income before income taxes of $1.9 million in fiscal year 1999 compared to a loss before income taxes of $29.4 million in fiscal year 1998. The Company recognized a tax benefit of $2.0 million for the year ended May 31, 1999 due to the reduction of a valuation allowance related to net operating loss carryforwards. No tax benefit was recognized for the year ended May 31, 1998.

         NET INCOME (LOSS). Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income applicable to common shareholders and earnings per share. Preferred dividends for fiscal year 1999 increased 350% from $0.4 million in fiscal year 1998 to $1.8 million due to the previously discussed conversion of debt to Series D and E Preferred Stock. After the effect of preferred dividends, net income applicable to common shareholders in fiscal year 1999 was $2.1 million compared to a net loss applicable to common shareholders of $29.8 million for fiscal year 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company seeks to maintain an adequate level of liquidity through active management of assets and liabilities. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of the Company's assets and the seasonality of the credit card business, which places significant demands on funding new charges and cash advances during certain times of the year, including the year-end holiday season.

         At May 31, 1998, the Company had $8.2 million of cash and cash equivalents, compared to $4.2 million at May 31, 1999 and $2.4 million at May 31, 2000. The Company maintains restricted cash reserves at two banks to facilitate the funding of new charges and advances on its customer's credit cards. These restricted balances were $1.0 million at May 31, 1998, $0.8 million at May 31, 1999, and $1.0 million at May 31, 2000. The Company believes it has sufficient cash and cash equivalents from its receivables portfolio and credit lines to operate its business over the next twelve months.

         A significant source of liquidity for the Company has been the sale and securitization of credit card receivables. During the fiscal year ended May 31, 2000, the Company sold its retained interest in three special purpose entities ("SPEs") to the senior beneficial interest holder for approximately $8.6 million in cash, realizing a pretax gain of approximately $6.5 million. In May 2000, the Company completed a $12.1 million securitization of seasoned credit card receivables ("Receivables") which had a principal balance of approximately $14.2 million with an unconsolidated wholly-owned SPE. The SPE provided $10.0 million for the purchase and the remaining $2.1 million of the purchase price was recorded by the Company as retained interest. The Company recognized a pretax gain of approximately $3.8 million.

         During the fiscal year ended May 31, 1999, the Company sold approximately $7.0 million in face amount of receivables to an unaffiliated bank for $5.0 million and raised approximately $13.0 million from three securitizations of credit card receivables totaling $20.4 million. The Company intends to securitize receivables in the capital markets and sell receivables to unaffiliated credit card banks in the ordinary course of business.

         The Company also maintains a senior secured revolving credit line with Coast Business Credit, a division of Southern Pacific Bank. The credit line was established in April 1998 for $5.0 million and was subsequently increased to $10.0 million in June 1999, and to $15.0 million in December 1999. The line of credit expires in July 2001 and is secured by substantially all of the Company's assets. Borrowings under the credit line are based on a formula, which is dependent primarily upon the performance and maturing of the Company's credit card receivables. There was $13.4 million outstanding under the credit line at May 31, 2000.

         The Company has also received secured financing from a related party, J.L.B. of Nevada, Inc., which is subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.3 million at May 31, 2000. In August 1998, $10.0 million of this debt was converted to Series E preferred stock.

         On September 20, 1999, the Company entered into a repurchase agreement with Bank of Hoven. Under the agreement, the bank purchased credit card receivables from the Company. The initial agreement had a purchase price of $3.0 million which was increased to $6.0 million in March 2000. The agreement is up for renewal in September 2000. For accounting purposes, the repurchase agreement is treated as a financing transaction.

         In October 1999, through a bankruptcy remote SPE, the Company established a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios. There was $1.8 million outstanding under the credit line at May 31, 2000. The transfer of receivables to this SPE by the Company does not qualify for sale treatment under SFAS 125. The SPE is fully consolidated with the Company's financial results.

         During the year ended May 31, 2000, the Company established a new wholly-owned qualified special purpose entity (SPE), TCS Funding IV, Inc. (TCS
IV), for the purpose of purchasing performing credit card receivables from the Company. TCS IV entered into a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The initial $12.1 million sale of credit card receivables to the SPE (that is also discussed above) included receivables with a principal balance of approximately $14.2 million. TCS IV provided $10.0 million for the purchase and the remaining $2.1 million of the purchase price was recorded by the Company as retained interest.

         The TCS IV credit facility requires interest payments only during the first 18 months and allows for multiple advances during this period up to $40.0 million. Borrowings in excess of $10.0 million are governed by a borrowing base and are contingent upon the senior beneficial interests receiving a minimum BBB-rating from a nationally recognized rating agency. The credit facility advances 70% of the receivables balance, of which 5% must be deposited into a reserve account. The Company is in the process of attaining a rating on behalf of TCS
IV. The terms of the credit facility require that all credit cards receivables purchased by TCS IV must be current with a minimum of eight payments made on each account and must meet certain other eligibility requirements.

         During the first 18 months of the credit facility, after new charges are funded and fees and interest are paid, excess cash collections can be used by the SPE to purchase additional accounts from the Company or pay down the senior beneficial interest. Following the first 18 months, all cash collections relating to the senior debt interest in the receivables are used to repay principal, after the payment-related servicing fees and interest are made. All new charges on the sold accounts are either sold to the SPE or contributed in exchange for a retained interest until such time as the senior debt interest is paid down. While the senior debt interest is in place, there are restrictions on payments that can be made by the Company to certain related parties.

                 CAPITAL EXPENDITURES AND PORTFOLIO ACQUISITIONS

         During fiscal year 2000, the Company invested $13.8 million to acquire portfolios of non-performing consumer debt, an increase of 60% over the $8.6 million invested in fiscal year 1999, which was a 45% decrease from the $15.6 million invested in fiscal year 1998. The decrease in fiscal year 1999 was due in part to a shortage of available financing for the industry in general and a shortage of available portfolios for purchase by the Company that met the Company's requirements and were available for acceptable prices. During fiscal year 2000 the Company also invested $4.1 million to acquire a portfolio of fully performing credit card receivables, at a discount.

         The Company invested $0.9 million in property and equipment during fiscal year 2000 compared to $1.1 million in fiscal year 1999 and $4.2 million in fiscal year 1998. A large portion of the hardware commitments to build the Company's business platform was made in fiscal year 1998.

         The Company plans to make continued investments in technology and non-performing portfolios, the amount of which will depend on the amount of financing and new capital available for such investments. The Company believes that its asset securitization programs, together with the revolving credit facility, long term debt issuance, equity issuance, and cash flow from operations, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the fiscal years ended May 31, 1998, 1999 and 2000.

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


CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or our future performance. Readers are therefore cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date this report was filed. Forward-looking statements are not descriptions of historical facts. The words or phrases "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "look for," "project," "anticipates," or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" below, and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

         THE COMPANY MAY NOT GENERATE SUFFICIENT CASH FLOWS FROM ITS RECEIVABLES TO FUND ITS OPERATIONS. The Company is primarily in the business of providing credit card products to consumers who have previously defaulted on a debt. Prior to the Company's acquisition of the receivables, the originating institutions and intermediary owners, if any, have generally made numerous attempts, using both in-house and third-party collection agencies, to collect on the non-performing accounts. The Company acquires the receivables at a discounted price and believes it can successfully generate cash flows on the new credit card accounts in excess of its acquisition cost for the receivables. While the Company believes its knowledge of the market and its ability to collect and convert non-performing accounts into new credit card accounts enables the Company to minimize the higher risks inherent in the purchase of non-performing debt, no assurance can be given that the Company has adequate protection against these risks. In the event that the conversion of charged-off accounts to credit card accounts and/or the collection on receivables is less than anticipated, or if the new credit card accounts experience higher delinquency rates or losses than anticipated, the Company may not be able to generate sufficient cash from its receivables to cover the costs associated with purchasing the receivables and running its business.

         THE COMPANY MAY NOT BE ABLE TO MANAGE ITS GROWTH OR OBTAIN THE RESOURCES NECESSARY TO ACHIEVE ITS GROWTH PLANS. If the Company cannot manage its growth, it may experience fluctuations in net income or sustain net losses. Since inception, the Company has grown rapidly, placing significant demands on its management, administrative, operational and financial resources. The Company seeks to continue its growth trends, which could place additional demands on its resources. Future growth will depend on numerous factors, including the development of additional relationships with banks willing to issue credit cards for the Company, the availability of additional non-performing portfolios for purchase and the availability of financing to purchase these portfolios and finance its ongoing operations, the ability to sell and securitize the Company's seasoned credit card receivables, the ability to maintain a high quality of customer service, and the recruitment, motivation and retention of qualified personnel.

         Sustained growth also may require the implementation of enhancements to the Company's operational and financial systems and may require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or to maintain its historical level of cash flows from the portfolios it has purchased, or that it will be able to maintain or accelerate its growth. The failure of the Company to manage growth could harm the Company's results of operations or financial condition.

         THE COMPANY'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE. The timing of portfolio acquisitions along with the timing of its credit card receivables sales and securitizations can affect the timing of recorded income and result in periodic fluctuations in the Company's quarterly operating results. The timing of any sale or securitization transaction is affected by a number of factors beyond the Company's control including market conditions and the presence of investors and lenders interested in the Company's seasoned credit card accounts. An account is seasoned when a consumer has made a certain number of on-time payments on the consumer's outstanding credit card balance.

         THE COMPANY'S CASH REQUIREMENTS MAY FLUCTUATE FROM PERIOD TO PERIOD. The Company may experience seasonal fluctuations in cash requirements due to a variety of factors beyond the Company's control including the rate at which customers pay down their credit card balance and the rate at which the customers make new purchases and cash advances on their accounts. The Company may experience higher cash requirements during the year-end holiday season and at other times during the year when customers make new purchases on their credit cards at a faster rate than they pay their debts.

         THE COMPANY HAS INCURRED NET LOSSES AND HAS AN ACCUMULATED DEFICIT. The Company has incurred substantial net losses and had an accumulated deficit of approximately $37.2 million at May 31, 2000. There can be no assurance that the Company will be able to maintain profitability long enough to recover the accumulated deficit. Significant expenditures have been made to build the infrastructure necessary to acquire charged-off portfolios, market and create new credit card accounts from these portfolios, and service the resulting base of credit card accounts. Results of operations will depend upon numerous factors including without limitation, costs associated with the purchase of charged-off consumer debt portfolios and the marketing, origination and servicing of the Company's credit card receivables, the revenue generated from the Company's credit card portfolio, the availability of additional financing to purchase non-performing consumer debt portfolios and finance working capital, the performance of the Company's receivables, the ability to sell and securitize the Company's credit card receivables, and the market acceptance of the Company's products and services.

         THE COMPANY MAY BE UNABLE TO MEET ITS ADDITIONAL FINANCING REQUIREMENTS. There is no assurance that the Company will be able to meet its future liquidity requirements. The Company has a substantial ongoing need for liquidity to finance its operations, and this need is expected to increase along with the growth in the Company's business. The Company's primary operating cash requirements include the purchase of non-performing portfolios, the marketing, servicing and collection of credit cards, and ongoing administrative expenses. The Company funds its cash requirements through a combination of cash flow from operations, asset sales and securitizations, loans and other financing transactions. In the event additional financing is unavailable to the Company and additional receivable sales and securitizations are not completed, the Company's ability to operate its business would be limited and its financial condition, operating results or cash flows could be materially adversely affected.

         THE COMPANY USES ESTIMATES IN ITS SECURITIZATION ACCOUNTING. The Company uses gain on sale accounting, pursuant to which the Company records the unrealized gain from the sale of receivables in securitization transactions as a component of comprehensive income and as retained interest in securitized receivables on the balance sheet. The unrealized gain is an estimate based upon management's assessment of future payment and default rates and other considerations in light of conditions existing at the time of the estimate. If actual default rates, with respect to those receivables included in securitizations, are higher than the Company projected at the time of sale of the receivables, the Company would be required to record a charge to comprehensive income in future periods which would also reduce the Company's retained interest on the balance sheet.

         LACK OF MATURITY OF THE COMPANY'S CREDIT CARD PORTFOLIO MAY RESULT IN INCREASED DELINQUENCIES AND DEFAULTS. The average age of a credit card issuer's portfolio of accounts is an indicator of the stability of delinquency and default levels of that portfolio; a portfolio of older accounts generally behaves more predictably than a newly originated portfolio. The majority of the credit card receivables owned by the Company are less than three years old as of May 31, 2000. As a result there can be no assurance as to the levels of delinquencies and defaults, which may affect the Company's earnings through net charge-offs over time. Any material increases in delinquencies and defaults above management's expectations would have a material adverse effect on the Company's results of operations and financial condition.

         THE MARKET FOR THE COMPANY'S CREDIT CARD RECEIVABLES IS LIMITED. The Company's future is highly dependent upon the Company's ability to sell or securitize its portfolios of credit cards that have been generated from non-performing debt. Although to date the Company has sold several portfolios and completed several securitizations, no assurance can be given that any more will be sold or securitized. While there have been securitizations completed by companies that purchase non-performing consumer debt portfolios and subsequently attempt to collect on these accounts, the Company is unaware of any significant securitization of credit card receivables generated from portfolios of non-performing debt. The Company believes that the market for receivables of this nature is limited and that there can be no assurance that any such market will develop to the stage where the Company can be assured of buyers for it's securitizations and portfolio sales.

         In addition, financial institutions that buy credit card receivables or invest in securitizations may become subject to increasing regulatory burdens or requirements that could affect the pricing or the size of the market for such sales or securitizations. This could negatively affect the Company's profitability and its ability to securitize or sell its credit card receivable portfolios.

         SECURITIZATIONS EXPOSE THE COMPANY TO VARIOUS RISKS. The Company completed its first securitizations in fiscal 1999. The transactions resulted in recognition of a gain on sale and the recording of the retained interests in the securitizations for financial reporting purposes. These and future securitizations reduce income from credit card receivables and revenue in excess of cost recovered, which reduction is partially offset by the receipt of servicing income, and the accretion income on the residual investment in the securitizations. In addition, in accordance with SFAS 115 unrealized holding gains and losses, net of the related tax effect, are not reflected in earnings but are recorded as a separate component of comprehensive income until realized. A decline in the value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security and, therefore, could have an adverse effect on the Company's financial position and/or results of operations. Any downward adjustment in the carrying amount of this or future residual interests could also have an adverse effect on the market price of the Company's Common Stock. The Company intends to pursue additional securitizations and portfolio sales, which will result in fluctuations in the Company's quarterly income and will affect period-to-period comparisons. There also can be no assurance that the Company will be able to complete future securitizations or portfolio sales at all or on terms favorable to it.

         ADVERSE PUBLICITY MAY IMPAIR ACCEPTANCE OF THE COMPANY'S PRODUCTS. Critics of the credit card industry have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Increased criticism of the industry or criticism of the Company in the future could hurt client acceptance of the Company's products or lead to changes in the law or regulatory environment, either of which would significantly harm the Company's business.

         THE COMPANY HAS PLEDGED ALL OF ITS ASSETS WHICH MAY MAKE FUTURE FINANCING MORE DIFFICULT. On April 30, 1998, to secure its payment and performance under its senior secured debt financing, the Company granted the lender a security interest in all of the Company's assets including, among other things, all receivables, inventory and equipment. The Company had previously pledged its assets to its major shareholder as collateral for the loans evidenced by certain shareholder notes. All shareholder notes have been subordinated to the Company's senior debt lender. By pledging all of its assets to secure financings, the Company may find it more difficult to secure additional financing in the future.

         THE COMPANY DOES NOT HAVE BACKUP ARRANGEMENTS FOR ALL SERVICES AND EXISTING ARRANGEMENTS MAY BE INSUFFICIENT. The Company, through the issuing bank's arrangement with FDR, uses FDR for third-party processing of credit card data and services. The Company provides credit card data to FDR on a daily basis and such data is backed up and stored by FDR. In addition, the Company's marketing data on its purchased portfolios is backed up on a daily basis and is stored off-site.

         While it is currently evaluating a back-up servicer for its servicing portfolio of credit cards, the Company does not have a back-up telemarketer for its marketing programs. In the event of a disaster or other occurrence that closes the Company's main facility or shuts down its primary and redundant data connections to FDR, the Company's business would be interrupted during the period required to repair its data lines and/or facilities or to relocate to temporary facilities. Such interruption in the Company's operations could have a material adverse impact on its business and revenues. The Company is evaluating back-up servicing and marketing solutions that can seamlessly move servicing and marketing operations to alternative locations or to third-party service providers in a manner that would minimize losses in the event of a disaster or other occurrence that affects the Company's primary facility or data transmission to third parties.

         THE COMPANY CANNOT ISSUE ITS OWN CREDIT CARDS AND IT IS RELIANT UPON CREDIT CARD ISSUERS. The Company is not licensed to nor does it currently have the ability to independently issue credit cards. Accordingly, the Company is dependent upon third-party financial institutions to issue credit cards to the Company's customers. The Company currently has two banks through which cards are issued. If the Company's existing credit card issuers discontinue their agreements with the Company and the Company were unable to find a new credit card issuer willing to issue cards to consumers with impaired credit history, the Company would not be able to operate its business as it is currently conducted. In addition, the Company may not be able to enter into an agreement with an alternate provider on terms that the Company considers favorable or in a timely manner without disruption of the Company's business.

         In addition, the third-party financial institutions upon which the Company relies are subject to extensive governmental regulation. If such regulators were to impose additional regulations or restrictions on third-party financial institutions in connection with issuing credit cards, such regulations or restrictions could impose additional costs or limitations upon the Company's operations. These costs and/or limitations could reduce the Company's profitability and adversely affect financial results.

         LABOR AVAILABILITY. The credit card industry is labor intensive and generally experiences a high rate of turnover in personnel. A high turnover rate among the Company's employees would increase the Company's recruiting and training costs and could adversely impact the overall recovery of its receivables. In addition, Sioux Falls, South Dakota experiences a low incidence of unemployment. If the Company were unable to recruit and retain a sufficient number of employees, it would be forced to limit its growth or possibly curtail its operations. Growth in the Company's business will require it to continue to recruit and train significant numbers of qualified personnel. There can be no assurance that the Company will be able to hire, train and retain a sufficient number of qualified employees.

         THE COMPANY MAY NOT BE ABLE TO ACQUIRE ENOUGH RECEIVABLES ON FAVORABLE TERMS TO OPERATE PROFITABLY. To obtain additional credit card customers, the Company depends on the continued availability of non-performing portfolios that meet its requirements. Any decrease in availability of receivables or any increase in the cost of receivables could reduce the Company's profitability and liquidity and have a material adverse affect on the Company's results of operations or financial condition. The availability of portfolios of receivables for future purchase at prices favorable to the Company depends on a number of factors outside of the control of the Company, including the continuation of the current growth trend in credit card and consumer installment debt. Curtailment of that trend could result in less credit being extended by lending institutions and consequently fewer receivables available for purchase at prices that conform to the Company's strategy for profitable collection. In addition, to the extent consumers with negative credit history have less difficulty in obtaining credit, especially obtaining unsecured credit cards, there may be less consumer demand for the Company's product. The possible entry of new competitors (including competitors that historically have focused on the acquisition of different asset types) may adversely affect the Company's access to portfolios. The Company's access to receivables portfolios may also be adversely affected if traditional credit card lenders rehabilitate their own non-performing credit card receivables. In addition, overly aggressive pricing by competitors could have the effect of raising the cost of portfolios of receivables above those that conform to the Company's pricing models.

         FLUCTUATIONS IN ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. During strong economic cycles, available credit, including consumer credit, generally increases and payment delinquencies and defaults generally decrease. During periods of economic slowdown and recession, such delinquencies and defaults generally increase. No assurances can be given that the Company's credit card losses and delinquencies would not worsen in a weak economic cycle. Significant increases in credit card losses would weaken the financial condition of the Company.

         THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY ANTICIPATE, INVEST IN OR ADOPT TECHNOLOGICAL ADVANCES WITHIN ITS INDUSTRY. The Company's success is dependent in large part on its continued investment in sophisticated telecommunications and computer systems, including predictive dialers, automated call distribution systems and digital switching equipment. The Company has invested significantly in technology in an effort to remain competitive and anticipates that it will be necessary to continue to do so. Moreover, computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles, which require the Company to anticipate and stay current with technological developments. There can be no assurance that the Company will be successful in anticipating, managing or adopting such technological changes on a timely basis or that the Company will have the capital resources available to invest in new technologies.

         THE COMPANY IS DEVELOPING NEW PRODUCTS AND SERVICES WHICH MAY NOT BE SUCCESSFUL. While the Company may, from time to time, develop additional products and services, there can be no assurance that such products and services will be completed or successfully marketed and implemented. Consumer preferences for credit card and credit related products are difficult to predict, specifically where consumers have experienced past credit difficulties. There can be no assurance that the products and services introduced by the Company will be accepted by credit card holders, or that the Company's methodology for restructuring past consumer debt delinquency will be accepted by the consumer. Failure to obtain significant customer satisfaction or market share for the Company's products and services would have a material adverse effect on the Company's operations and financial condition.

         THE COMPANY IS DEPENDENT ON ITS KEY PERSONNEL. The Company is dependent upon the continued contributions of its officers and other key employees. The loss of the services of one or more of our executive officers or key employees could disrupt the Company's operations. The Company has entered into employment agreements with Martin J. Burke, its Chief Executive Officer and Chairman of the Board of Directors, Kevin T. Riordan, its President and Chief Operating Officer, Michael J. Philippe, its Executive Vice President and Chief Financial Officer, and Richard S. Angel, its Executive Vice President and General Counsel. The loss of the services of any such individual or the services of certain other officers or key employees would cause the Company to incur costs for recruiting replacements, could result in the loss of the valuable expertise and business relationships, and could have a material adverse effect on the Company's business and prospects.

         THE COMPANY'S MAJOR SHAREHOLDERS ARE RELATED AND HAVE THE ABILITY TO CONTROL SHAREHOLDER ACTIONS ON FUNDAMENTAL CORPORATE MATTERS. Jay L. Botchman, a director of the Company, has control over the Company's affairs through his ability to elect the Company's directors and determine the outcome of votes by the Company's stockholders on fundamental corporate matters, including mergers, sales of all or substantially all of the Company's assets, charter amendments and other matters subject to stockholder approval. Generally, such actions require approval by a majority of the outstanding shares of common stock. However, because of the control by Mr. Botchman, the common stockholders of the Company are not able to elect a majority of the Company's directors and would not able to control a fundamental corporate action, such as a merger, sale of the Company's assets, or a charter amendment.

         Mr. Botchman, individually and through his control of certain entities, beneficially owns all of the preferred stock of the Company. The terms of the preferred stock contain certain preferential voting rights, particularly the Company's Series A Preferred Stock. The outstanding shares of Series A Preferred Stock represent 80% of all votes entitled to be voted at any meeting of the Shareholders of the Company, subject to dilution to the extent capital stock of the Company is subsequently issued. Currently, the shares of the Series A Preferred Stock represent approximately 77.88% of all votes entitled to be voted at any meeting of the stockholders of the Company. Finally, if Mr. Botchman were to cease to be the managing member of Taxter, Martin J. Burke, the Company's Chief Executive Officer, would become the managing member of Taxter.

         THE COMPANY'S OPERATIONS DEPEND, IN PART, UPON THE PROTECTION OF CERTAIN PROPRIETARY INFORMATION. The Company's operations are dependent, in part, upon certain proprietary data and analytical computer programs, methods and related know-how for stratifying and analyzing characteristics of non-performing receivable portfolios, projecting conversions to new credit cards and the total cash collections, and predicting cardholder payment performance. The Company currently relies upon a combination of confidentiality agreements, contract provisions and trade secret laws to protect its proprietary rights. Although the Company intends to protect its rights vigorously, there can be no assurance that the Company will be successful in protecting its proprietary rights. If it is not able to protect such rights, or if such information and data become widely available, the Company may lose a competitive advantage within its market niche. Such loss of competitive advantage could result in decreased revenues and profitability for the Company.

         FAILURE TO COMPLY WITH CONSUMER AND DEBTOR PROTECTION LAWS AND REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company's collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations imposing licensing and other requirements with respect to purchasing, collecting, making and enforcing consumer loans. The Company conducts periodic compliance reviews and, if necessary, implements procedures to bring the Company into compliance with all applicable state and federal regulatory requirements. Failure by the Company to comply with such statutes or regulations could have a material adverse effect on the Company's results of operations or financial condition. In addition, due to the consumer-oriented nature of the collections and credit card industry, there is a risk that the Company or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws, and consumer law torts, including fraud. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's results of operations or financial condition. See "Item 1 - Business; Government Regulation."

         RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is currently named as a defendant in seven class action lawsuits. These lawsuits generally allege that persons in the class were purportedly solicited to voluntarily repay debt that had been discharged in bankruptcy, and that the Company has violated other provisions of federal or state law, including violations of the Bankruptcy Code, the Fair Debt Collection Practices Act, the Truth in Lending Act, various state consumer protection laws and, in one case, RICO. A significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment that could substantially affect the Company's liquidity and profitability. In addition, a loss may also require the Company to modify its methods of operation to the extent its operations are deemed to not comply with applicable legal standards, which could have a material adverse effect on the Company's profitability and ability to conduct its operations.

         THE COMPANY HAS ACCUMULATED CASH DIVIDENDS. The Company has accumulated approximately $4.2 million in undeclared and unpaid dividends on its preferred stock. Although the Board of Directors has not declared, and therefore not paid, such dividends to date, the Company may be called on to pay such dividends in the future, assuming it has the legal capacity to do so under Delaware law. To the extent such preferred stock remains outstanding, additional cash dividends will accumulate. If the Company is required to pay out such cash dividends, such payments would limit the amount of cash available to use in other operations and may, therefore, decrease the cash liquidity of the Company. Such a decrease in liquidity may require the Company to seek additional financing if the Company's operations are not sufficient to fund its cash needs.

         RISK OF LOW-PRICED SECURITIES. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As the Company does not currently satisfy the requirements to comply with any exception, the regulations require the delivery, prior to certain transactions involving the Company's Common Stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Transactions that meet the requirements of Regulation D under the Securities Act or transactions with an issuer not involving a public offering pursuant to Section 4(2) of the Securities Act are exempt from the disclosure schedule delivery requirements.

         Since the Company is subject to the penny stock regulations cited above, trading in the Company's securities is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for non-NASDAQ and non-national securities exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         The effect of theses regulations may decrease the liquidity in the market for the Company's Common Stock because of the additional costs and burdens imposed.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the report thereon of Grant Thornton LLP, independent certified public accountants, dated July 24, 2000 are filed as part of this Registration Statement. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors--Compensation of Directors", "Summary Compensation Table", "Option Tables--Option Grants in Last Fiscal Year", " Option Tables--Aggregate Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values" and "Employment Agreements" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

(a)      Index to Financial Statements

         The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this registration statement


                                                                          PAGE

         Report of Independent Certified Public Accountants               F-2

         Consolidated Balance Sheets                                      F-3

         Consolidated Statements of Operations                            F-4

         Consolidated Statement of Stockholders' Equity                   F-5

         Consolidated Statements of Cash Flows                            F-7

         Notes to Consolidated Financial Statements                       F-9

                                      INDEX


                                                                                                            Page
                                                                                                            ----

Report of Independent Certified Public Accountants.......................................................... F-2

Consolidated Financial Statements

Consolidated Balance Sheets................................................................................. F-3

Consolidated Statements of Operations....................................................................... F-4

Consolidated Statements of Stockholders' Equity............................................................. F-5

Consolidated Statements of Cash Flows....................................................................... F-7

Notes to Consolidated Financial Statements.................................................................. F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Credit Store, Inc.

                We have audited the accompanying consolidated balance sheets of The Credit Store, Inc. (a Delaware corporation) and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Credit Store, Inc. and subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP




Minneapolis, Minnesota
July 24, 2000

                             THE CREDIT STORE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     MAY 31,



                ASSETS                                           2000            1999
                                                             ------------    ------------
Cash and cash equivalents                                    $  1,423,248    $  3,533,930
Restricted cash                                                 1,025,631         750,000
Accounts and notes receivable, net                              2,765,882       1,150,207
Prepaid expenses                                                1,341,516         618,198
Amounts due from special purpose entities                       9,332,890       1,230,700
Investments
   Investments in nonperforming consumer debt, net              9,648,090       3,016,697
   Credit card receivables, net                                24,244,200      18,631,403
Investment in unconsolidated affiliate                          1,279,888       1,612,648
Retained interest in securitized credit card receivables        2,142,846       5,130,372
Property and equipment, net                                     4,790,060       6,132,612
Goodwill, net                                                   2,347,999       2,555,175
Deferred tax asset                                              2,700,000         700,000
Other assets                                                    1,345,942         719,014
                                                             ------------    ------------

                                                             $ 64,388,192    $ 45,780,956
                                                             ============    ============

                LIABILITIES AND STOCKHOLDERS'
                   EQUITY

LIABILITIES
   Accounts payable and accrued expenses                     $  4,499,142    $  4,313,409
   Notes payable                                               23,609,326       6,086,766
   Capitalized lease obligations                                2,766,228       4,045,541
   Subordinated notes and accrued interest payable -
      related party                                            19,139,028      19,246,595
                                                             ------------    ------------

                Total liabilities                              50,013,724      33,692,311
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                          --              --
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
   Series A, B, C, D and E Preferred Stock                     27,000,000      27,000,000
   Common stock, $.001 par value; 65,000,000 shares
      authorized at May 31, 2000 and 50,000,000 shares
      authorized at May 31, 1999; 34,761,965 shares
      issued and outstanding at May 31, 2000 and 1999              34,762          34,762
   Additional paid-in capital                                  23,743,260      22,670,711
   Unrealized gain from retained interest in securitized
      credit card receivables, net of tax                         638,227       2,497,148
   Accumulated deficit                                        (37,041,781)    (40,113,976)
                                                             ------------    ------------

                Total stockholders' equity                     14,374,468      12,088,645
                                                             ------------    ------------

                Total liabilities and stockholders' equity   $ 64,388,192    $ 45,780,956
                                                             ============    ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               YEARS ENDED MAY 31,



                                                                       2000            1999           1998
                                                                   ------------    ------------    ------------
Revenue
   Income from credit card receivables                             $  9,706,247    $  6,438,460    $  3,951,602
   Revenue in excess of cost recovered                               21,396,561      22,308,908       8,138,122
   Securitization income and asset sales                             12,599,265      11,851,080              --
   Servicing fees and other income                                    2,684,554       1,564,356       1,292,596
                                                                   ------------    ------------    ------------
                Total revenue                                        46,386,627      42,162,804      13,382,320
   Provision for losses                                               5,680,975       4,607,081       6,483,736
                                                                   ------------    ------------    ------------
                Net revenue                                          40,705,652      37,555,723       6,898,584
Expenses
   Salaries and employee benefits                                    13,502,074      12,484,582      13,268,863
   Professional fees                                                  2,604,992       2,701,016       4,215,891
   Depreciation and amortization                                      2,494,489       2,614,216       3,223,620
   Third-party credit card services                                   3,972,785       4,468,992       3,486,915
   Third-party scrubbing services                                       665,078         264,536              --
   Communication expense                                              2,769,077       2,272,513       2,035,380
   Occupancy and equipment rental                                       858,325         766,832         825,517
   Royalty expense                                                    1,733,412       1,541,944         207,238
   Financing fees                                                     1,092,286         211,864          90,182
   Other                                                              4,001,365       4,310,466       4,229,104
                                                                   ------------    ------------    ------------
                Total expenses                                       33,693,883      31,636,961      31,582,710
                                                                   ------------    ------------    ------------

                Operating income (loss)                               7,011,769       5,918,762     (24,684,126)

Interest expense                                                      4,981,949       4,029,491       4,760,905
                                                                   ------------    ------------    ------------
                Income (loss) before income taxes                     2,029,820       1,889,271     (29,445,031)
Income tax benefit                                                    1,042,375       1,986,409              --
                                                                   ------------    ------------    ------------
                NET INCOME (LOSS)                                     3,072,195       3,875,680     (29,445,031)
Dividends on preferred stock                                         (2,000,000)     (1,799,999)       (399,996)
                                                                   ------------    ------------    ------------
Net income (loss), applicable to common shareholders               $  1,072,195    $  2,075,681    $(29,845,027)
                                                                   ============    ============    ============
Net income (loss) per share
   Basic                                                           $       0.03    $       0.06    $      (0.90)
   Diluted                                                         $       0.03    $       0.05    $      (0.90)

Weighted-average common shares outstanding
   Basic                                                             34,761,965      34,761,965      33,109,781
                                                                   ============    ============    ============
   Diluted                                                           41,336,161      38,436,119      33,109,781
                                                                   ============    ============    ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               YEARS ENDED MAY 31,


                                                 Common stock
                                            ------------------------    Series A      Series B      Series C      Series D
                                              Shares         Amount     Preferred     Preferred     Preferred     Preferred
                                            ----------     ---------   -----------   -----------   -----------   -----------
Balance at June 1, 1997                     32,207,465     $  32,208   $ 1,200,000   $   800,000   $ 5,000,000   $        --
   Net loss                                         --            --            --            --            --            --
   Issuance of Series D Preferred Stock
     in exchange for $10 million
     subordinated note                              --            --            --            --            --    10,000,000
   Issuance of common stock                  2,554,500         2,554            --            --            --            --
                                            ----------     ---------   -----------   -----------   -----------   -----------
Balance at May 31, 1998                     34,761,965        34,762     1,200,000       800,000     5,000,000    10,000,000
Net income                                          --            --            --            --            --            --
   Unrealized gain and accretion on
     retained interest in
     securitization, net of tax                     --            --            --            --            --            --
         Comprehensive income                       --            --            --            --            --            --
   Issuance of Series E Preferred Stock
     in exchange for $10 million
     subordinated note                              --            --            --            --            --            --
   Issuance of warrants in lieu of
     payment of accrued interest on
     subordinated debt                              --            --            --            --            --            --
                                            ----------     ---------   -----------   -----------   -----------   -----------
Balance at May 31, 1999                     34,761,965        34,762     1,200,000       800,000     5,000,000    10,000,000
   Net income                                       --            --            --            --            --            --
   Unrealized gain and accretion on
     retained interest in
     securitization, net of tax                     --            --            --            --            --            --
   Sale of retained interest in
     securitized receivables, net of tax            --            --            --            --            --            --

         Comprehensive income                       --            --            --            --            --            --
   Issuance of warrants and stock
     options in lieu of payment for
     services and assets                            --            --            --            --            --            --
                                            ----------     ---------   -----------   -----------   -----------   -----------

Balance at May 31, 2000                     34,761,965     $  34,762   $ 1,200,000   $   800,000   $ 5,000,000   $10,000,000
                                           ===========     =========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                               YEARS ENDED MAY 31,



                                                               Additional                      Other           Total
                                                 Series E       paid-in      Accumulated   comprehensive    stockholders'
                                                Preferred       capital        deficit         income          equity
                                              ------------   ------------   ------------   -------------    -------------
Balance at June 1, 1997                       $         --   $ 14,137,892   $(14,544,625)   $         --    $  6,625,475
   Net loss                                             --             --    (29,445,031)             --     (29,445,031)
   Issuance of Series D Preferred Stock in
     exchange for $10 million subordinated
     note                                               --             --             --              --      10,000,000
   Issuance of common stock                             --      5,173,890             --              --       5,176,444
                                              ------------   ------------   ------------    ------------    ------------
Balance at May 31, 1998                                 --     19,311,782    (43,989,656)             --      (7,643,112)
   Net income                                           --             --      3,875,680              --       3,875,680
   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                         --             --             --       2,497,148       2,497,148
                                                                                                            ------------
         Comprehensive income                           --             --             --              --       6,372,828
   Issuance of Series E Preferred Stock in
     exchange for $10 million subordinated
     note                                       10,000,000             --             --              --      10,000,000
   Issuance of warrants in lieu of payment
     of accrued interest on subordinated
     debt                                               --      3,358,929             --              --       3,358,929
                                              ------------   ------------   ------------    ------------    ------------
Balance at May 31, 1999                         10,000,000     22,670,711    (40,113,976)      2,497,148      12,088,645
   Net income                                           --             --      3,072,195              --       3,072,195
   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                         --             --             --       2,062,292       2,062,292
   Sale of retained interest in securitized
     receivables, net of tax                            --             --             --      (3,921,213)     (3,921,213)
                                                                                                            ------------
         Comprehensive income                           --             --             --              --       1,213,274
   Issuance of warrants and stock options
     in lieu of payment for services and
     assets                                             --      1,072,549             --              --       1,072,549
                                              ------------   ------------   ------------    ------------    ------------
Balance at May 31, 2000                       $ 10,000,000   $ 23,743,260   $(37,041,781)   $    638,227    $ 14,374,468
                                              ============   ============   ============    ============    ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE YEARS ENDED MAY 31,



                                                                   2000            1999           1998
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                           $  3,072,195    $  3,875,680    $(29,445,031)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Provision for credit card losses                           5,680,975       4,607,081       6,483,736
       Amortization of discount on performing credit card
         portfolio                                               (1,344,418)             --              --
       Provision for losses on accounts and notes receivable        100,000         768,860         780,027
       Depreciation and amortization                              2,494,489       2,614,216       3,223,620
       Deferred tax benefit                                      (1,042,375)     (1,986,409)             --
       Gain on sale of interest in affiliates                    (5,260,358)             --              --
       (Gain)loss from unconsolidated affiliates                    332,760        (325,183)       (277,159)
       Gain on sale of credit card receivable portfolios         (5,771,007)    (11,851,080)             --
       Services received for stock options granted                   38,500              --         176,444
       Changes in operating assets and liabilities:
         Restricted cash                                           (275,631)        250,000              --
         Accounts and notes receivable                           (1,715,675)     (1,426,401)       (473,436)
         Receivable from unconsolidated affiliate                (8,102,190)     (1,230,700)             --
         Prepaid expenses                                          (723,318)       (173,362)       (327,177)
         Accrued interest on funds advanced on credit cards        (511,096)         82,488        (263,255)
         Accrued fees                                            (1,197,790)        291,161         (48,382)
         Other assets                                               407,121        (177,085)       (383,338)
         Unearned fees                                              264,855         184,551         216,721
         Accounts payable and accrued expenses                      185,733        (193,277)      1,230,841
         Accrued interest payable on subordinated notes             242,433       2,439,273       3,675,381
                                                               ------------    ------------    ------------

                Net cash used in operating activities           (13,124,797)     (2,250,187)    (15,431,008)

Cash flows from investing activities:
   Collection of funds advanced on credit cards                  18,581,055      13,305,543       1,887,306
   Collection of consumer debt                                    7,180,106      11,278,295      18,162,596
   Funds advanced on securitized credit card receivables         (1,840,282)     (1,346,815)             --
   Proceeds from sale of credit card receivable portfolios       12,244,229      17,129,109              --
   Funds advanced on credit cards                               (30,849,101)    (29,460,286)    (18,629,185)
   Purchase of nonperforming consumer debt portfolios           (13,811,499)     (8,622,478)    (15,641,657)
   Proceeds from sale of beneficial interest in affiliates        8,643,233              --              --
   Purchase of performing consumer debt portfolios               (4,082,114)             --              --
   Development of proprietary software                             (207,587)       (460,497)             --
   Purchase of property and equipment                              (737,172)       (682,539)     (4,170,472)
                                                               ------------    ------------    ------------

                Net cash provided by (used in) investing
                  activities                                     (4,879,132)      1,140,332     (18,391,412)
                                                               ------------    ------------    ------------

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                           FOR THE YEARS ENDED MAY 31,



                                                                  2000            1999           1998
                                                              ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from debt                                         $ 19,128,881    $    576,643    $ 33,240,887
   Payments on debt                                             (1,956,321)     (2,032,989)       (101,921)
   Borrowings from sale/leaseback transactions                     896,018         559,713       3,146,275
   Payments on capital lease obligations                        (2,175,331)     (1,664,653)     (1,943,331)
   Proceeds from issuance of stock                                      --              --       5,000,000
                                                              ------------    ------------    ------------

                Net cash provided by (used in) financing
                  activities                                    15,893,247      (2,561,286)     39,341,910
                                                              ------------    ------------    ------------

                NET INCREASE (DECREASE) IN CASH                 (2,110,682)     (3,671,141)      5,519,490

Cash and cash equivalents at beginning of period                 3,533,930       7,205,071       1,685,581
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of period                    $  1,423,248    $  3,533,930    $  7,205,071
                                                              ============    ============    ============


Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                               $  4,178,571    $  1,592,864    $  1,006,663
     Noncash financing activities:
         Series D and E preferred stock issued in exchange
           for subordinated note                                        --      10,000,000      10,000,000
         Obligations assumed in lieu of payment of accrued
           interest on subordinated debt                                --       1,641,071              --
         Issuance of warrants in lieu of payment of accrued
           interest on subordinated debt                                --       3,358,929              --
         Issuance of warrants and stock options in lieu of
           payment for services and assets                       1,072,549              --              --



The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 2000, 1999 AND 1998




NOTE A  -  ORGANIZATION

   The Credit Store, Inc. (the "Company") is a technology based financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to sell or securitize the credit card receivables generated by this business strategy. The Company offers other forms of settlement to those consumers who do not accept the credit card offer.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

   Cash and Cash Equivalents

   For purposes of the statements of cash flows, cash includes all cash and investments with original maturities of three months or less when purchased, except restricted cash. The Company's restricted cash is on deposit with two banks in order to facilitate funding of credit card loans. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

   Investments

   Investments in nonperforming consumer debt consist of portfolios of consumer debt purchased by the Company, which are recorded at cost, less cost recovered. Cost is substantially less than the remaining outstanding balance on these portfolios. To the extent that the cost of a particular portfolio of debt purchased exceeds the present value of the estimated amount of cash expected to be collected, a valuation allowance would be recognized in the amount of such impairment.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998




NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Credit card receivables consist of amounts funded by the Company for new purchases or advances, accrued interest on new purchases and advances, and accrued fees, less a provision for losses and unearned fees.

   Investment in unconsolidated affiliate represents the Company's 50% ownership interest in an entity involved in substantially the same business as the Company and is recorded on the equity method of accounting.

   Securitization Accounting

   Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. The proceeds of securitized financial assets are allocated to the assets sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date in determining the gain on the securitization transaction.

   SFAS No. 125 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service financial assets that have been securitized and amortize it over the period of estimated net servicing income or loss. The Company received adequate compensation for the servicing of securitized credit card receivables and therefore no servicing asset or liability was recorded.

   Retained Interest in Securitized Credit Card Receivables

   The retained interest in securitized credit card receivables is treated as a debt security classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. Fair value is based on the discounted anticipated future cash flows on a "cash out" basis. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. Adjustments to fair value (net of related income taxes) are recorded as a component of other comprehensive income.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Income on the retained interest is accrued based on the effective interest rate applied to its original cost basis, adjusted for accrued interest and principal payments. The effective interest rate is the internal rate of return determined based on the timing and amounts of anticipated future cash flows for the underlying pool of securitized credit card receivables.

   The retained interest is evaluated for impairment by management monthly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest's original cost basis, adjusted for accrued interest and principal payments, is greater than the present value of expected future cash flows. No provision for losses was recorded during the fiscal years ended May 31, 2000, 1999 and 1998.

   Property and Equipment

   Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets or terms of the capital lease. Expenditures for maintenance and repairs are expensed when incurred.

   Goodwill

   Goodwill originating from the acquisition of companies acquired in purchase transactions is being amortized using the straight-line method over fifteen years. The Company evaluates the impairment of goodwill based on expectations of future non-discounted cash flows and operating income related to purchased businesses. As of May 31, 2000 and 1999, accumulated amortization was $759,646 and $552,470.

   Revenue Recognition

   Income from credit cards receivable represents interest and fees on new advances or purchases made by holders of the Company's credit cards on an accrual basis.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   For the portfolios of nonperforming consumer debt, revenue in excess of cost recovery is accounted for on a pool basis using the cost recovery method of accounting in accordance with Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans." Under the cost recovery method of accounting, all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of cost of acquired portfolios are then recognized as revenue.

   Servicing revenues are fees related to processing and managing credit cards for third parties. These revenues are recognized when the related services are provided.

   The Company's policy is to accrue fee income and interest on new advances on all credit card accounts including delinquent accounts, until the account is charged off. A credit card is contractually delinquent if the minimum payment is not received on the specified payment due date on the customer's statement.

   For performing credit card portfolios purchased, the Company uses models to estimate the amount and timing of future cash flows. These models are based on historical cash collection data from performing receivable portfolios and are used to compute an effective interest rate for income recognition. For these portfolios the fair value of credit card receivables is based upon discounted expected cash flows. The discount rate is based upon an acceptable rate of return adjusted for specific risk factors inherent in each individual portfolio.

   Allowance for Credit Card Losses

   The provision for possible credit card losses includes current period losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit card losses at a level that reflects known and inherent risks in the credit card portfolio. In evaluating the adequacy of the allowance for credit card losses, management considers several factors, including: historical trends of charge-off activity for each credit card portfolio as well as current economic conditions and the impact that such conditions might have on a borrowers' ability to repay. Significant changes in these factors could affect the adequacy of the allowance for credit card losses in the near term. Credit card accounts are generally charged off at the end of the month during which the credit card receivable becomes contractually 120 days past due, with the exception of bankrupt accounts, which are charged off immediately upon formal notification of bankruptcy, and accounts of deceased cardholders without a surviving, contractually liable individual, which are also charged off immediately upon notification.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   The following table summarizes information about the Company's allowance for credit card losses.

                                                     For the years ended May 31,
                                                     ---------------------------
                                                        2000           1999
                                                     -----------     -----------
     Balance at beginning of period                  $ 2,846,533    $ 3,688,091
     Provision for credit card losses                  5,680,975      4,607,081
     Credit card receivables charged-off              (6,051,670)    (5,448,639)
                                                     -----------    -----------
     Balance at end of period                        $ 2,475,838    $ 2,846,533
                                                     ===========    ===========

   Accounts and Notes Receivable

   As of May 31, 2000 and 1999, the accounts and notes receivable allowance for doubtful accounts was $584,029 and $746,463.

   Stock Based Compensation

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in note H.

   Deferred Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Net Income (Loss) Per Share

   Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) applicable to common stockholders is computed by deducting dividends on preferred stock from net income (loss). Diluted net income (loss) per share is based on the weighted-average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. In computing diluted net income (loss) per share, only potential common shares that are dilutive (those that reduce net income per share) are included. Exercise of stock options is not assumed if the result would be antidilutive, such as when a net loss is reported.

   Comprehensive Income

   Comprehensive income, as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the consolidated statements of stockholders' equity.

   Reclassifications

   Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Use of Estimates

   In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from nonperforming consumer debt and credit card receivables ("portfolios"). Among other things, the estimated future cash flows of the portfolios are used to recognize impairment in investment in nonperforming consumer debt, provision for losses on credit card receivables and fair value of retained interest in securitized credit card receivables. On a periodic basis, management reviews the estimate of future collections, and it is reasonably possible that these estimates may change based on actual results and other factors. A change could be material.

   New Accounting Pronouncements

   FASB Interpretation 44, Interpretation of APB Opinion 25 ("FIN 44"), was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through May 31, 2000.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE C  -  INVESTMENTS IN NONPERFORMING CONSUMER DEBT AND
           CREDIT CARD RECEIVABLES

   Investments in Nonperforming Consumer Debt

   The Company acquires portfolios of nonperforming consumer installment debt, credit card receivables, and automobile deficiency debt from originating financial institutions. These debts are acquired at a substantial discount from the actual consumer outstanding balance. The outstanding balance of the debt acquired by the Company at May 31, 2000 and 1999 was approximately $3.1 billion and $2.0 billion. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. (See Credit Card Receivables below.)

   Investments in nonperforming consumer debt consist of the following at May
   31:

                                                              2000            1999
                                                          ------------    ------------
     Cost of portfolios purchased including capitalized
        acquisition costs of $2,109,937 and $2,079,897    $ 51,907,168    $ 38,574,174
     Cost recovered                                        (42,259,078)    (35,557,477)
                                                          ------------    ------------

     Investment in nonperforming consumer debt            $  9,648,090    $  3,016,697
                                                          ============    ============

   Credit Card Receivables

   Upon settlement of the debt, a credit card is issued to the consumer with the opening balance and credit line equal to the settlement amount. The Company expenses origination costs including direct mail and telemarketing costs as incurred. The Company does not record a credit card asset until the cardholder begins to make new charges on the account. For financial statement purposes the Company records as credit card receivables the amount funded on new advances and purchases, accrued interest on new advances and accrued fees, less provision for losses on credit card receivables and unearned fees. After making principal payments on the settlement amount, the customer may use the credit card for new purchases and cash advances up to their available credit limit, which may be increased from time to time based on their payment history. Total credit card balances below represent the total amount owed to the Company by the cardholders. Available credit represents the additional amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE C  -  INVESTMENTS IN NONPERFORMING CONSUMER DEBT AND
           CREDIT CARD RECEIVABLES  -  Continued

                                                                  May 31,
                                                         -------------------------
                                                            2000          1999
                                                         -----------   -----------
     Total credit card balances                          $77,832,562   $55,184,540
                                                         ===========   ===========

     Available credit                                    $ 7,837,918   $ 4,296,364
                                                         ===========   ===========

     Principal funded on new advances and purchases      $26,536,055   $21,303,274
     Accrued interest on principal funded                    420,383       243,489
     Accrued fees                                            429,727       332,446
                                                         -----------   -----------
                                                          27,386,165    21,879,209
                                                         -----------   -----------
     Less:
       Provision for losses on credit card receivables   $ 2,475,838   $ 2,846,533
       Unearned fees                                         666,127       401,273
                                                         -----------   -----------
                                                           3,141,965     3,247,806
                                                         -----------   -----------

     Credit card receivables                             $24,244,200   $18,631,403
                                                         ===========   ===========


NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
           RECEIVABLE PORTFOLIOS

   During the year ended May 31, 2000, the Company established a new wholly-owned qualified special purpose entity (SPE), TCS Funding IV, Inc. (TCS IV), for the purpose of purchasing performing credit card receivables from the Company. TCS IV entered into a $40,000,000 credit facility with a lending institution to finance the purchase of credit card receivables. The initial approximately $12,100,000 sale of credit card receivables to the SPE included receivables with a principal balance of approximately $14,200,000. TCS IV provided $10,000,000 for the purchase and the remaining approximately $2,100,000 of the purchase price was recorded by the Company as retained interest. The transaction closed on May 31, 2000. The Company recognized a pre-tax gain, of approximately $3,800,000. The unrealized gain of approximately $638,000, included in the retained interest, was recorded net of tax as a separate component of stockholders' equity.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
           RECEIVABLE PORTFOLIOS  -  Continued

   At May 31, 2000, the Company recorded a receivable from the SPE for $9,332,890. This balance represented sales proceeds due to the Company. The receivable was guaranteed by the lending institution through an irrevocable commitment to fund. The receivable was collected subsequent to May 31, 2000.

   The TCS IV credit facility requires interest payments only during the first 18 months and allows for multiple advances during this period up to $40 million. Borrowings in excess of $10 million are governed by a borrowing base and are contingent upon the senior beneficial interests receiving a minimum BBB- rating from a nationally recognized rating agency. The credit facility advances 70% of the receivables balance, of which 5% must be deposited into a reserve account. The Company is in the process of attaining a rating on behalf of TCS IV. The terms of the credit facility require that all credit card receivables purchased by TCS IV must be current with a minimum of eight payments made on each account and must meet certain other eligibility requirements.

   During the first 18 months of the credit facility, after new charges are funded and fees and interest are paid, excess cash collections can be used by the SPE to purchase additional accounts from the Company or pay down the senior beneficial interest. Following the first 18 months, all cash collections relating to the senior debt interest in the receivables are used to repay principal, after the payment-related servicing fees and interest are made. All new charges on the sold accounts are either sold to the SPE or contributed in exchange for a residual interest until such time as the senior debt interest is paid down. While the senior debt interest is in place, there are restrictions on payments that can be made by the Company to certain related parties.

   During the year ended May 31, 2000, the Company also sold a portfolio of receivables totaling approximately $1,400,000, with a carrying value of approximately $644,000, for approximately $1,100,000 to an unrelated party without recourse.

   During the year ended May 31, 1999, the Company completed three securitizations of seasoned credit card receivables ("Receivables") of approximately $20,400,000 with three unconsolidated wholly-owned qualified special purpose entities ("SPE's"). All receivables sold in these transactions were current with a minimum of eight payments made on each account. The SPE's purchased the Receivables from the Company for approximately $17,300,000, which was funded with the sale of senior debt interests. The remaining approximately $4,300,000 represented interest retained by the Company.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
           RECEIVABLE PORTFOLIOS  -  Continued

   Under the provisions of SFAS No. 125, the securitizations are accounted for as sales. As a result, the Company recognized a pre-tax gain of approximately $8,000,000 and recorded a retained interest in securitized credit card receivables on an allocated basis in the amount of approximately $1,300,000 based on its relative fair value as discussed in Note B.

   At May 31, 1999, the allocated basis amount was adjusted to a fair value of approximately $5,100,000, resulting in approximately $3,800,000 of unrealized gain on the retained interest in securitized credit card receivables. The unrealized gain was recorded net of tax of approximately $1,300,000, resulting in approximately $2,500,000, as a component of comprehensive income. The fair value of the retained interest was estimated using a discount rate of 23% to calculate the present value of all projected net cash flows from the credit cards reduced by servicing costs and an annualized default rate of 12%. The discount rate was arrived at by comparison to the market rate on investments of similar risk and term that are available for the company to invest in. During November 1999, the Company sold its retained interest in the three SPE's to the lender for approximately $8,600,000, resulting in a pre-tax gain of approximately $6,500,000.

   As of May 31, 1999, the Company included $1,230,700 in amounts due from SPE's representing funds advanced with respect to revolving period requirements and servicing fee income which are paid to the Company on a monthly basis.

   During the year ended May 31, 1999, The Company also sold a portfolio of credit card receivables with a total credit card balance of approximately $7,000,000 and a carrying value of approximately $2,250,000 for $5,000,000 to an unrelated party without recourse.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE E  -  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at May 31:

                                                         Useful
                                                          life
                                                       (in years)                   2000                  1999
                                                       ----------               ------------           ------------

     Computer equipment and software                     3 - 5                  $  7,289,750           $  6,631,043
     Office equipment                                    5 - 7                     2,280,037              2,275,037
     Furniture and fixtures                              5 - 7                     1,241,458              1,183,400
     Proprietary software                                  5                         668,084                460,497
     Leasehold improvements                          Life of leases
                                                                                     669,884                654,475
                                                                                ------------           ------------
                                                                                  12,149,213             11,204,452
     Less accumulated depreciation and
       amortization                                                               (7,489,579)            (5,202,266)
                                                                                ------------           ------------
                                                                                   4,659,634              6,002,186
     Land                                                                            130,426                130,426
                                                                                ------------           ------------
                                                                                $  4,790,060           $  6,132,612
                                                                                ============           ============


NOTE F  -  NOTES PAYABLE

   Notes payable consist of the following at May 31:

                                                                                   2000                  1999
                                                                               -----------            ----------
     Note payable - bank                                                       $13,442,597            $3,644,776
     Note payable - other lenders                                               10,065,808             2,217,714
     Note payable - other                                                          100,921               224,276
                                                                               -----------            ----------

                                                                               $23,609,326            $6,086,766
                                                                               ===========            ==========

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE F  -  NOTES PAYABLE  -  Continued

   Note Payable  -  Bank

   On April 30, 1998, the Company entered into a financing agreement with a bank. The revolving line of credit, may not exceed an established dollar amount or 50% of the Company's eligible receivables as defined by the agreement and is used for general working capital purposes. The originally established dollar amount, which was $5,000,000, was increased to $10,000,000 on June 25, 1999 and increased to $15,000,000 on December 6, 1999. The line is collateralized by substantially all of the Company's assets. The interest rate, which was originally at the prime rate plus 2.75% per annum, was reduced to prime rate plus 2.5% per annum on June 25, 1999. The agreement expires July 29, 2001. Interest expense for the years ended May 31, 2000, 1999 and 1998 was $1,501,047, $617,249, and $27,936.

   Note Payable  -  Other Lenders

   The Company has uncollateralized installment notes with respect to purchases of nonperforming consumer debt in addition to assuming installment obligations from the closing of certain affiliated mortgage companies (see Note L). The notes have various maturity dates through May 2002, with interest rates ranging up to 23.7% per annum. The amount outstanding as of May 31, 2000 and 1999 was $2,292,920 and $2,217,714. Interest expense for the years ended May 31, 2000, 1999 and 1998 was $145,763, $65,353, and $51,925.

   On October 15, 1999, the Company, through a bankruptcy remote special purpose entity (SPE), entered into a revolving line of credit ("revolving line") with a financial institution. The revolving line, which may not exceed $17,500,000, is non-recourse to the Company and is secured by all assets of the SPE. The revolving line is used to acquire non-performing consumer debt portfolios. The Company services the portfolios subject to an agreement with the SPE and purchases all new credit card receivables for a pre-determined price. The SPE is not a Qualified SPE for accounting purposes and is fully consolidated with the Company in the accompanying consolidated financial statements. Interest is charged at a floating daily rate and is equal to the reference rate plus 2.5% per annum. The agreement is in effect until August 31, 2002. The amount outstanding as of May 31, 2000 was $1,772,888. Interest expense for the year ended May 31, 2000 was $151,547.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE F  -  NOTES PAYABLE  -  Continued

   On September 20, 1999, the Company entered into a repurchase agreement with a bank. Under the agreement the bank purchased credit card receivables from the Company for $3,000,000. The agreement had an initial repurchase date of December 20, 1999, which has been extended to September 15, 2000. In addition, the agreement was increased to $6,000,000 effective March 17, 2000. Interest is charged at a rate of 15% per annum. Interest expense for the year ended May 31, 2000 was $378,750.

   At May 31, 2000, future minimum principal payments for all notes payable were as follows:

                    Year                                                                  Amount
                    ----                                                                 --------

                    2001                                                              $ 8,156,058
                    2002                                                               13,680,381
                    2003                                                                1,772,887
                                                                                      -----------

                                                                                      $23,609,326
                                                                                      ===========


NOTE G  -  CAPITAL LEASE OBLIGATIONS

   The Company leases computer equipment and furniture and fixtures under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the lease. Assets under capital leases have been capitalized at a cost of $6,953,160 and $6,526,915, and have accumulated amortization of $5,023,793 and $3,646,314 at May 31, 2000 and 1999.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE G  -  CAPITAL LEASE OBLIGATIONS  -  Continued

   Future minimum lease payments for capitalized leases are as follows at May 31, 2000:

                Year                                                                     Amount
                ----                                                                    --------
                2001                                                                   $1,695,728
                2002                                                                    1,325,048
                2003                                                                      328,479
                2004                                                                       27,282
                                                                                       ----------

                                                                                        3,376,537

                Less amount representing interest                                       (610,309)
                                                                                       ----------

                                                                                       $2,766,228
                                                                                       ==========

   Amortization expense for assets under capital leases for the years ended May 31, 2000, 1999 and 1998 was $1,377,479, $1,645,705 and $1,535,029.


NOTE H  -  STOCK OPTIONS

   The Board of Directors of the Company approved the Company's 1997 Stock Option Plan (the "Plan"). The Plan authorizes the grant of stock options covering 4,000,000 shares of the Company's common stock. In addition, the Board of Directors has granted stock options outside the Plan covering a total of 1,550,000 shares of Common Stock. The Board of Directors has the authority to determine the key employees, consultants, and directors who shall be granted options as well as the number of options granted and the nature of each grant. The options granted under the Plan may be either incentive stock options or nonqualified stock options.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE H  -  STOCK OPTIONS  -  Continued

   Transactions during each of the three years in the period ended May 31, 2000 are summarized as follows:

                                                                                Number of           Weighted
                                                                              shares under          average
                                                                                 option          exercise price
                                                                              ------------       ---------------
     Outstanding at June 1, 1997                                                 2,550,000             $5.76
        Granted                                                                  3,021,000              2.45
        Cancelled                                                               (1,915,000)             5.93
                                                                                ----------

     Outstanding at May 31, 1998                                                 3,656,000              2.93
        Granted                                                                    690,500              2.35
                                                                                ----------

     Outstanding at May 31, 1999                                                 4,346,500              2.84
        Granted                                                                    942,500              2.90
        Cancelled                                                                 (156,000)             2.08
                                                                                ----------

     Outstanding at May 31, 2000                                                 5,133,000             $2.88
                                                                                ==========

   Options exercisable at May 31 are as follows:

     1998                                                                        2,395,000             $3.39
     1999                                                                        3,305,500              3.08
     2000                                                                        4,750,000              2.88

   The following table summarizes information about stock options outstanding at May 31, 2000:

                                                                           Options outstanding
                                                             ------------------------------------------------
                                                                                 Weighted
                                                                                 average             Weighted
                      Range of                                                  remaining            average
                      exercise                                  Number             life              exercise
                       prices                                outstanding          (years)             price
                  ----------------                           -----------       -------------         --------
                   $2.00 - $2.50                               3,433,500            3.12               $2.09
                   $2.69 - $4.03                                 720,500            3.97                3.10
                   $4.50 - $5.50                                 979,000            1.90                5.48
                                                               ---------

                                                               5,133,000                               $2.88
                                                               =========                               =====

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE H  -  STOCK OPTIONS  -  Continued

                                                                   Options exercisable
                                                          ---------------------------------------
                                                                 Number                 Weighted
                      Range of                               exercisable at             average
                      exercise                                  May 31,                 exercise
                        prices                                   2000                    price
                  ----------------                        ------------------            --------

                   $2.00 - $2.50                                  3,250,500               $2.09
                   $2.69 - $4.03                                    532,500                2.96
                   $4.50 - $5.50                                    967,000                5.49
                                                                  ---------

                                                                  4,750,000               $2.88
                                                                  =========               =====

   On April 30, 1998, the Company granted warrants to purchase 650,247 shares of the Company's common stock for $2.50 per share to a bank with which it has a financing agreement. Warrants to purchase 278,677 shares were exercisable immediately, while the remaining 371,570 warrants were exercisable on June 25, 1999, when the Company's line of credit increased to $10,000,000 (see Note F). The fair value of the warrants was $1.01 at the date of grant. For the year ended May 31, 2000, $357,182 of amortization was included in interest expense.

   On March 18, 1999, the Company granted a five-year warrant to a vendor to purchase 250,000 shares of the Company's common stock at $2.00 per share. The fair value was $0.85 per warrant. For the year ended May 31, 2000, expense was $72,262.

   The Company's proforma net income (loss) applicable to common shareholders and basic and diluted net income (loss) per share would have been as follows had the fair value method been used for valuing stock options granted to employees for the year ended May 31 are as follows:

                                                               2000                  1999                     1998
                                                            -----------            ---------                 -----
     Net income (loss) applicable to common
       shareholders                                         $  (506,953)             $50,109           $(30,214,556)
     Net income (loss) per share
       Basic and diluted                                         $(0.01)               $0.00                 $(0.91)

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE H  -  STOCK OPTIONS  -  Continued

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                        For the years ended May 31,
                                                    ------------------------------------------------------------------
                                                             2000                   1999                    1998
                                                    ---------------------   --------------------      ----------------
   Fair value of options granted                                   $2.12                   $1.73                 $1.52

   Assumptions:
     Dividend yield                                                   $0                      $0                    $0
     Volatility                                                      90%                     90%                  120%
     Average term                                          5 or 10 years           5 or 10 years         5 or 10 years
     Risk-free rate of return                              6.05% - 6.47%           5.75% - 5.81%                 4.50%


NOTE I  -  INCOME TAXES

   Deferred income tax assets (liabilities) consist of the following at May 31:

                                                                    2000            1999
                                                                ------------    ------------
     Deferred tax assets
       Net operating loss carryforward                          $ 14,291,477    $ 17,065,146
       Allowance for doubtful accounts                             1,389,759       1,221,619
                                                                ------------    ------------
                  Total deferred tax assets                       15,681,206      18,286,765
       Less valuation allowance                                  (10,327,461)    (12,270,988)
                                                                ------------    ------------
                                                                   5,353,745       6,015,777
     Deferred tax liabilities
       Gain on sales of portfolios                                (2,324,961)     (4,029,368)
       Unrealized gain on retained interest in securitization       (328,784)     (1,286,409)
                                                                ------------    ------------
                  Total deferred tax liabilities                  (2,653,745)     (5,315,777)
                                                                ------------    ------------

     Net deferred tax asset                                     $  2,700,000    $    700,000
                                                                ============    ============

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE I  -  INCOME TAXES  -  Continued

   The difference between the total income tax benefit and the income tax expense computed using the applicable Federal income tax rate was as follows for the years ended May 31:

                                                    2000            1999           1998
                                                ------------    ------------    ------------
     Computed Federal income taxes at 34%       $    690,139    $    642,352    $(10,011,311)

     Increase (decrease) of deferred tax asset
       valuation allowance                        (1,732,514)     (2,628,761)     10,011,311
                                                ------------    ------------    ------------

     Income tax benefit                         $ (1,042,375)   $ (1,986,409)   $         --
                                                ============    ============    ============

   At May 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $42,000,000, which will begin to expire in 2012. The benefit of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards are to be utilized and the change of control rules.

   The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized. Based upon actual pretax income and projected future earnings, the Company has reduced the valuation allowance by $2,000,000 and $700,000 for the years ended
   May 31, 2000 and 1999, respectively. The Company maintains a valuation allowance for the remaining amount of deferred tax assets created by net operating losses and the allowance for doubtful accounts.


NOTE J  -  EMPLOYEE BENEFIT PLANS

   In January 1998, the Company adopted a defined contribution 401(k) profit-sharing plan for its employees. All employees working at least 1,000 hours per year are eligible to participate in the plan. Employees can contribute up to 15% of their salary up to $10,000 and $9,500 for the calendar years 1999 and 1998. The plan requires the employer to match 100% of the first 3% of compensation contributed to the plan by the employees. Employer contributions vest at a rate of 20% per year. Additional employer contributions are allowable at the discretion of the Board of Directors. The Company expensed $217,271, $173,479 and $84,573 in 2000, 1999 and 1998
   relating to this plan.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE K  -  MUTUAL BUSINESS DEVELOPMENT AGREEMENTS

   The Company is obligated to pay royalties to previous owners under the terms of Mutual Business Development Agreements ("Development Agreements").

   The royalty is equal to five percent of the balance transfer amount, as defined, on all converted credit card accounts which: (i) are delivered to a pre-securitization credit facility, (ii) become a qualifying receivable, or
   (iii) meet other specified account age and payment parameters. A qualifying receivable is defined as any converted account on which the cardholder has made three consecutive payments within certain time restrictions. In addition, the Company is required to pay royalties equal to five percent of all principal cash collections on certain accounts that are not converted to credit cards. The term of the Development Agreements expires in 2002 and the total royalty, if earned, payable to each of the previous owners, after certain deductions and exclusions, shall not exceed $25,000,000. For the years ended May 31, 2000, 1999, and 1998, $1,733,412, $1,541,944, and
   $207,238 of royalty expenses were incurred with $740,487, $702,075, and $261,667 accrued at May 31, 2000, 1999, and 1998. One of the Development Agreements was amended on September 1, 1998. The amendment clarifies the amount and timing of payments, gives the Company a buyout option, alternate royalty payment options, and extends the term of the agreement to May 31, 2005.


NOTE L  -  RELATED PARTY TRANSACTIONS

   At May 31, 2000 and 1999, the Company owed amounts under subordinated promissory notes to JLB of Nevada, Inc. ("JLB"), an entity wholly owned by Jay L. Botchman ("Botchman"), a director, totaling $16,444,940 payable on demand with interest at 12% per annum. Interest expense on these notes was $2,006,283, $2,307,467, and $3,635,891 for the years ended May 31, 2000,
   1999, and 1998. Accrued interest related to subordinated promissory notes was approximately $1,500,000, $1,300,000, and $4,000,000 at May 31, 2000, 1999,
   and 1998. The notes are collateralized by substantially all the Company's assets, but subordinated to the Company's revolving credit lines.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE L  -  RELATED PARTY TRANSACTIONS  -  Continued

   On May 29, 1999, JLB, in lieu of payment of $5,000,000 of interest on the subordinated promissory notes, received a warrant to purchase 4,000,000 shares of the Company's common stock with an exercise price of $3.25 per share, expiring on May 29, 2004, and the Company's assumption of equipment and related lease obligations from a company affiliated with JLB in the amount of approximately $1,700,000. The fair value of the warrant was approximately $3,300,000.

   On February 27, 1998, the Company issued a subordinated promissory note to Botchman in the amount of $350,000 payable on demand with interest at 12% per annum. The note was paid during fiscal 2000. Interest expense for the years ended May 31, 2000, 1999 and 1998 was $18,200, $42,583, and $10,733.

   The Company, through its wholly-owned subsidiary, American Credit Alliance, Inc., has an $880,000 note payable to JLB with an interest rate of 10% per annum. American Credit Alliance Inc. is the managing member and 50% owner of Dakota Card Fund II, LLC, an entity that owns performing credit card receivables. Interest expense for the years ended May 31, 2000, 1999, and 1998 was $89,467, $89,222 and $85,195. Accrued interest related to this note payable was approximately $327,000, $238,000 and $152,649 at May 31, 2000,
   1999 and 1998.

   The Company made a series of investments during the period May 1997 through December 1997 totaling $508,600 in a subprime mortgage banking company affiliated with JLB. At May 31, 1998, the investment was written off due to the substantial doubt regarding the mortgage banking company's ability to continue as a going concern. In addition, the Company had a receivable due from this company of approximately $183,000, which was also written off as of May 31, 1998.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE L  -  RELATED PARTY TRANSACTIONS  -  Continued

   The Series A and B Preferred Shares were issued at $1.00 per share (total of $2,000,000) on December 4, 1996 to a related party. The Series A Preferred Stock, as a class, has 80% of the voting rights in the Company. The Series B Preferred Stock has one vote per share. The shares of Series A and B Preferred Stock have a liquidation preference of $1.00 per share and will earn cumulative dividends at a rate of 5% per annum. After five years, (i) the Series A and B Preferred Stock will be redeemable at the option of the Company, and (ii) while the Series B Preferred Stock is outstanding will be convertible at the option of the holder into Series A Preferred Stock on a share-for-share basis.

   On December 31, 1996, the Company issued 5,000 shares of Series C Preferred Stock to a related party for $5,000,000. The Series C Preferred Stock is non-voting and will earn cumulative dividends at 6% per annum. The shares have a liquidation preference of $1,000 per share. The Series A and B Preferred Stock ranks senior to the Series C with respect to dividend and liquidation rights.

   On May 29, 1998, the Company issued 10,000 shares of Series D Preferred Stock to a related party in exchange for cancellation of a $10,000,000 Promissory Note dated August 1, 1997. The Series D Preferred Stock is non-voting and will earn a dividend of 8% per annum payable annually on December 31. The shares have a liquidation preference of $1,000 per share. The Series D Preferred Stock ranks senior to the Series A, B and C with respect to dividend and liquidation rights. Each share of Series D Preferred Stock is convertible into 380 shares of common stock. The agreement grants piggyback registration rights with respect to the Common Stock issuable upon conversion of the shares of Series D Preferred Stock.

   On August 31, 1998, the Company issued 10,000 shares of Series E Preferred Stock to a related party in exchange for agreeing to cancel a $10,000,000 subordinated promissory note. The Series E Preferred Stock is non-voting and will earn a dividend of 8% per annum payable annually on December 31. Each share of Series E Preferred Stock is convertible into 285 shares of common stock at any time prior to August 31, 2001. The Series E Preferred Stock ranks senior to the Series A, B, C and D with respect to dividend and liquidation rights.

   As of May 31, 2000, 1999, and 1998, accumulated preferred dividends undeclared and unpaid on preferred stock amounted to approximately $4,200,000, $2,200,000, and $400,000, respectively.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998



NOTE M  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases certain properties, vehicles and equipment under noncancelable operating leases. Total lease rentals charged to operations were approximately $858,000, $766,000 and $776,000, for the years ended May 31, 2000, 1999 and 1998. Future minimum lease payments under the noncancelable operating leases are as follows:

                Year ending May 31,                                                       Amount
                                                                                         --------
                  2001                                                                  $ 644,000
                  2002                                                                    370,000
                  2003                                                                    311,000
                  2004                                                                    290,000
                  2005                                                                    285,000
                  Thereafter                                                            2,019,000
                                                                                       ----------

                                                                                       $3,919,000
                                                                                       ==========

   Contingencies and Litigation

   The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class actions on behalf of persons purportedly solicited by the Company to voluntarily repay debt that had been discharged in bankruptcy, alleging that the Company had violated other provisions of federal or state law, including violations of the Bankruptcy Code, the Fair Debt Collection Practices Act, the Truth in Lending Act, various state consumer protection laws and, in one case, RICO, and (ii) four class actions alleging violation of the Fair Debt Collection Practices Act and similar state laws in connection with mailers sent to prospective customers to collect out-of-statute debt. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and consolidated results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE N  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The accompanying financial statements include various estimated fair value information as of May 31, 2000, 1999 and 1998. As required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the statement and does not purport to represent the aggregate net fair value of the Company. None of the Company's financial instruments are held for trading purposes.

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

   Cash, Cash Equivalents and Restricted Cash

   The carrying amount approximates fair value.

   Accounts and Notes Receivables

   The carrying amount approximates fair value.

   Amounts Due from Special Purpose Entities

   The carrying amount approximates fair value.

   Investments in Nonperforming Consumer Debt

   The Company records investments in nonperforming consumer debt at the cost of the purchased portfolios, net of costs recovered. As the debt was purchased at a significant discount, the fair value of these portfolios may be significantly higher than presented in the financial statements. The fair value at May 31, 2000 and 1999 was estimated using a net present value calculation of the cash flows the Company expects to generate from these portfolios.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE N  -  FAIR VALUE OF FINANCIAL INSTRUMENTS  -  Continued

   Credit Card Receivables

   Credit card receivables are originated with an initial interest rate of 19.9% or 18.9%. As discussed in Note C, the settlement amount of the receivables exceeds the credit card receivables reflected on the consolidated balance sheet. Fair values at May 31, 2000 and 1999 have been estimated based on a net present value of the cash flows expected to be generated by the credit cards. The Company applied its actual static pool experience of repayment rates and defaults to estimate fair value.

   Retained Interest in Securitized Credit Card Receivables

   The carrying amount approximates fair value. Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific factors. The anticipated future cash flows are projected on a "cash out" basis to reflect the restriction of cash flows until the investors have been fully paid.

   Notes Payable

   The carrying amount approximates fair value. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

   Subordinated Notes and Accrued Interest Payable

   Due to the related party relationship of these notes, it is not practical to estimate fair value.

   Accounts Payable and Accrued Expenses

   The carrying amount approximates fair value.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE N  -  FAIR VALUE OF FINANCIAL INSTRUMENTS  -  Continued


   The carrying amounts and estimated fair values of the Company's financial instruments consisted of the following:

                                                                       May 31,
                                               -----------------------------------------------------
                                                         2000                       1999
                                               -------------------------   -------------------------
                                                 Carrying     Estimated     Carrying      Estimated
                                                  value      fair value       value       fair value
                                               -----------   -----------   -----------   -----------
     Cash, Cash Equivalents and Restricted
       Cash                                    $ 2,448,879   $ 2,448,879   $ 4,283,930   $ 4,283,930
     Accounts and Notes Receivable             $ 2,765,882   $ 2,765,882   $ 1,150,207   $ 1,150,207
     Amounts Due from Special Purpose
       Entities                                $ 9,332,890   $ 9,332,890   $ 1,230,700   $ 1,230,700
     Investments in Nonperforming Consumer
       Debt                                    $ 9,648,090   $21,000,000   $ 3,016,697   $14,400,000
     Credit Card Receivables                   $24,244,200   $42,900,000   $18,631,403   $27,500,000
     Retained Interest in Securitized Credit
       Card Receivables                        $ 2,142,846   $ 2,142,846   $ 5,130,372   $ 5,130,372
     Notes Payable                             $23,609,326   $23,609,326   $ 6,086,766   $ 6,086,766
     Accounts Payable and Accrued Expenses     $ 4,499,142   $ 4,499,142   $ 4,313,409   $ 4,313,409

   Financial Accounting Standards Board Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate estimated net fair value amount does not represent, and should not be interpreted to represent, the fair value of the Company.

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE O  -  NET INCOME (LOSS) PER SHARE

                                                               Years ended May 31,
                                                   ------------------------------------------
                                                       2000           1999          1998
                                                   ------------   ------------   ------------
     Basic net income (loss) per share
       Net income (loss) available to common
         stockholders                              $  1,072,195   $  2,075,681   $(29,845,027)
                                                   ============   ============   ============
       Weighted-average shares outstanding           34,761,965     34,761,965     33,109,781
                                                   ============   ============   ============
       Basic net income (loss) per share           $       0.03   $       0.06   $      (0.90)
                                                   ============   ============   ============
     Diluted net income (loss) per share
       Net income (loss) available to common
         stockholders                              $  1,072,195   $  2,075,681   $(29,845,027)
                                                   ============   ============   ============
       Weighted-average shares outstanding           34,761,965     34,761,965     33,109,781
       Effect of diluted securities options           6,574,196      3,674,154              *
                                                   ------------   ------------   ------------

              Weighted-average of diluted shares
                outstanding                          41,336,161     38,436,119     33,109,781
                                                   ============   ============   ============

     Diluted net income (loss) per share           $       0.03   $       0.05   $      (0.90)
                                                   ============   ============   ============

*Antidilutive.


NOTE P  -  PREFERRED STOCK

   As of May 31, 2000 and 1999, Preferred Stock consists on the following:

                                                                                     2000                  1999
                                                                                    ------                ------
     Series A Preferred Stock, $.001 par value; 2,000,000 shares authorized;
       1,200,000 shares issued and outstanding; stated at
       liquidation value of $1 per share                                       $ 1,200,000           $ 1,200,000

     Series B Preferred Stock, $.001 par value; 800,000 shares authorized,
       issued, and outstanding; stated at liquidation value of $1 per share        800,000               800,000

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE P  -  PREFERRED STOCK  -  Continued

                                                                                   2000                  1999
                                                                                  ------                ------
     Series C Preferred Stock, 5,000 shares authorized, issued, and outstanding; stated at liquidation value of $1,000 per
       share                                                                     $ 5,000,000           $ 5,000,000

     Series D Preferred Stock, $.001 par value; 10,000 shares authorized, issued, and outstanding, convertible into 3,800,000 shares of common stock; stated at liquidation value of $1,000 per share

     Series E Preferred Stock, $.001 par value; 20,000 shares authorized          10,000,000            10,000,000
       convertible into 5,700,000 shares of common stock; 10,000 shares issued
       and outstanding; stated at liquidation value of $1,000 per share           10,000,000            10,000,000
                                                                                 -----------           -----------

     Total                                                                       $27,000,000           $27,000,000
                                                                                 ===========           ===========

(b)      Index to Exhibits

        EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------


        3.1*              Amended and Restated Certificate of Incorporation

        3.2*              Amended and Restated By-Laws

        4*                Specimen certificate representing shares of Common Stock

        10.1*             Amended and Restated Lease Agreement dated December 12, 1996 between Service One
                          International Corporation and Donald A. Dunham, Jr.

        10.2*             Amendment No. One to the Amended and Restated Lease Agreement dated June 11,
                          1997 between Service One International Corporation and Donald A. Dunham, Jr.

        10.3*             Amendment No. Two to the Amended and Restated Lease Agreement dated July 31,
                          1997 between Service One International Corporation and Donald A. Dunham, Jr.

        10.4*             Lease Agreement dated February 28, 1997 between Service One International
                          Corporation and Eagle Properties, L.L.C.

        10.5*             Addendum to Lease Agreement dated November 18, 1997 between Service One
                          International Corporation and Eagle Properties, L.L.C.

        10.6*             Mutual Business Development Agreement dated as of October 8, 1996, between
                          Service One International Corporation and the O. Pappalimberis Trust

        10.7*             Amendment dated as of December 16, 1997 to the Mutual Business Development
                          Agreement dated as of October 8, 1996, such amendment among O. Pappalimberis
                          Trust, Taxter One LLC, Service One International Corporation, Eikos Management,
                          LLC and Thesseus International Asset Fund

        10.8*             Amendment dated September 1, 1998 to the Mutual Business Development Agreement
                          dated as of October 8, 1996, as amended, between the Company and Eikos
                          Management LLC

        10.9*             Mutual Business Development Agreement dated as of October 8, 1996, between
                          Service One International Corporation and Renaissance Trust I

        EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        ------                     -----------------------

        10.10*            Strategic Modeling Agreement dated March 18, 1999, between the Company and
                          Business Transactions Express, Inc.

        10.11*            Warrant to purchase Common Stock of the Company issued to J.L.B. of Nevada, Inc. on
                          June 22, 1999

        10.12*            Loan and Security Agreement, dated as of April 30, 1998, between the Company and
                          Coast Business Credit, a division of Southern Pacific Bank

        10.13*            First Amendment to Loan and Security Agreement, dated as of September 30, 1998, between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.14*            Second Amendment to Loan and Security Agreement, dated as of December 1, 1998, between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.15*            Amendment Number Two to Loan and Security Agreement, dated as of April 27, 1999, between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.16*            Fourth Amendment to Loan and Security Agreement, dated as of May 27, 1999, between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.17*            Amendment Number Five to Loan and Security Agreement, dated as of June 25, 1999, between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.18*            Amendment Number Six to Loan and Security Agreement Dated as of December 6, 1999
                          between the Company and Coast Business Credit, a division of Southern Pacific
                          Bank

        10.19*            Security Agreement dated as of August 1, 1997, between J.L.B. of Nevada, Inc.,
                          Credit Store Mortgage, Inc., New Beginnings Corp., Consumer Debt Acquisitions,
                          Inc., Sleepy Hollow Associates, Inc., Service One Holdings Inc., Service One
                          International Corporation, American Credit Alliance, Inc., Service One
                          Receivables Acquisition Corporation, the Company, Service One Commercial
                          Corporation and Soiland Company

        EXHIBIT
        NUMBER
        ------
                                   DESCRIPTION OF DOCUMENT
                                   -----------------------
        10.20*            First Amendment to Security Agreement, dated as of October 23, 1997 between
                          J.L.B. of Nevada, Inc., the Company and Credit Store Mortgage, Inc., New
                          Beginnings Corp., Consumer Debt Acquisitions, Inc., Sleepy Hollow Associates,
                          Inc., Service One Holdings, Inc., Service One International Corporation, Service
                          One Receivables Acquisition Corporation, the Company, Service One Commercial
                          Corporation and Soiland Company

        10.21*            Second Amendment to Security Agreement, dated as of November 21, 1997 between
                          J.L.B. of Nevada, Inc., the Company, Sleepy Hollow Associates, Inc., Service One
                          International Corporation, American Credit Alliance, Inc. and Service One
                          Receivables Acquisition Corporation

        10.22*            Credit Agreement Dated as of October 15, 1999 among Credit Store Capital Corp., the Company, The Lenders Signatory thereto from time to time, and General
                          Electric Capital Corporation

        10.23*            Amended 1997 Stock Option Plan of the Company

        10.24*            Employment Agreement dated March 27, 1997, between the Company and Martin Burke

        10.25*            Letter from Martin Burke dated March 27, 1997, regarding credit card repayment terms

        10.26*            Employment Agreement dated April 1, 1997, between the Company and Kevin Riordan

        10.27*            Employment Agreement dated June 17, 1997, between the Company and Michael
                          Philippe

        10.28*            Amendment to Employment Agreement between Company and Michael Philippe dated
                          December 15, 1999

        10.29*            Employment Agreement dated August 1, 1997, between the Company and Richard Angel

        10.30*            Amendment to Employment Agreement between Company and Richard Angel dated
                          December 15, 1999

        10.31*            Employment Agreement dated October 15, 1997, between the Company and Cynthia
                          Hassoun

        EXHIBIT
        NUMBER
        ------
                                   DESCRIPTION OF DOCUMENT
                                   -----------------------
        10.32*            Bankcard Marketing Agreement between the Company and Bank of Hoven dated
                          February 9, 1999

        10.33*            Purchase Agreement between Bank of Hoven and the Company dated February 9, 1999

        10.34*            Bankcard Marketing Agreement between Service One International Corporation and
                          First National Bank in Brookings dated October 2, 1997

        10.35*            Purchase Agreement between First National Bank in Brookings and Service One
                          International Corporation doing business as TCS Services, Inc. dated October 2,
                          1997

        10.36*            Amendment to Purchase Agreement by First National Bank in Brookings and the
                          Company dated August 31, 1998

        10.37*            Letter Agreement Regarding Bankcard Marketing Agreement and Purchasing Agreement
                          between the Company and First National Bank in Brookings dated August 17, 1999

        10.38*            Agreement Regarding Transfer of Accounts between the Company and First National
                          Bank in Brookings dated December 14, 1998

        10.39*            Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated
                          August 1, 1997 in the amount of $20,000,000

        10.40*            Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated
                          October 23, 1997 in the amount of $5,000,000

        10.41*            Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated
                          November 21, 1997 in the amount of $5,000,000

        21                List of Subsidiaries                                                    Filed Electronically

        23                Consent of Independent Certified Public Accountants                     Filed Electronically

        27.1              Financial Data Schedule                                                 Filed Electronically


 -----------------------
* Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE CREDIT STORE, INC.

Dated:  August 29, 2000
                                            By         Martin J. Burke, III
                                              ----------------------------------
                                                       Martin J. Burke, III
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of August 29, 2000.

                            SIGNATURE                                                  TITLE
-----------------------------------------------------------------  --------------------------------------------
                      Martin J. Burke, III                          Chairman of the Board
-----------------------------------------------------------------     and Chief Executive Officer
                      Martin J. Burke, III

                       Michael J. Philippe                          Executive Vice President,
-----------------------------------------------------------------     Chief Financial Officer and
                       Michael J. Philippe                            Treasurer

                         Jay L. Botchman                            Director
-----------------------------------------------------------------
                         Jay L. Botchman

                        Barry E. Breeman                            Director
-----------------------------------------------------------------
                        Barry E. Breeman

                      J. Richard Budd, III                          Director
-----------------------------------------------------------------
                      J. Richard Budd, III

                      Geoffrey A. Thompson                          Director
-----------------------------------------------------------------
                      Geoffrey A. Thompson