Form 10-K405/A
period 2000-05-31
CREDIT STORE INC
filed 2000-09-28
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

This Annual Report on Form 10-K/A amends and replaces in its entirety the Company's Annual Report on Form 10-K filed August 29, 2000 (File No. 000-28709). This Form 10-K/A amends the Consolidated Statements of Operations set forth in the Financial Statements and Exhibits in Item 14 to change the net income (loss) per share, diluted for the year ended May 31, 1999 from $0.05 to $0.06 and to change the weighted-average common shares outstanding-diluted from 38,436,119 to 35,091,550 for the year ended May 31, 1999 and from 41,336,161 to
36,924,208 for the year ended May 31, 2000. Conforming changes are also being made to Note O to the Financial Statements and to the Selected Financial Data in Item 6. In addition, the Form 10-K/A has been revised to reflect that Martin Burke is no longer the Chief Executive Officer of the Company. Finally, minor corrections have been made to the market prices reported under Item 5. Other than such changes, no other changes are being made by this Annual Report on Form 10-K/A.


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

         The high and low bid prices for the Company's Common Stock for each quarter for the past two fiscal years were as follows:



                    Period                High                 Low
                --------------        ------------         -----------

1999            First Quarter         $  3  7/8            $  1  7/8
                Second Quarter           2  3/4               1  3/4
                Third Quarter            2  15/16             1  7/8
                Fourth Quarter           2  5/8               1  15/16

2000            First Quarter         $  3  13/16          $  2  1/4
                Second Quarter           5  3/4               2  1/2
                Third Quarter            5  1/4               3  15/16
                Fourth Quarter           5  1/2               3  1/4



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


                                       PREDECESSOR(1)                                      COMPANY
                               ---------------------------------------------------------------------------------------
                                                     JANUARY
                                  FOR THE YEAR       1, 1996
                               ENDED DECEMBER 31        TO                        FOR THE YEAR ENDED MAY 31
                               -----------------    OCTOBER 8,  ------------------------------------------------------
                                      1995            1996           1997          1998          1999          2000
                               -----------------  ------------  -----------  ------------  ------------  -------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Income from credit
  card receivables*                                            $    971,174   $  3,951,602   $ 6,438,460   $ 9,706,247


Revenue in excess of
  cost recovered*                                                     3,934      8,138,122    22,308,908    21,396,561

Securitization income and
  asset sales*                                                            -              -    11,851,080    12,599,265

Servicing fees and
  other income                       $6,528,503  $ 2,078,506      1,601,228      1,292,596     1,564,356     2,684,554
                                     ----------  - ---------   ------------   ------------   -----------   -----------
Total revenue                         6,258,503    2,078,506      2,576,336     13,382,320    42,162,804    46,386,627

Provision for losses                          -            -      1,494,001      6,483,736     4,607,081     5,680,975
                                     ----------  - ---------   ------------   ------------   -----------   -----------
Net revenue                           6,258,503    2,078,506      1,082,335      6,898,584    37,555,723    40,705,652

Net income (loss)                     2,727,711   (1,512,488)   (14,405,555)   (29,445,031)    3,875,680     3,072,195


Dividends on
  preferred stock*                                                   (7,397)      (399,996)   (1,799,999)   (2,000,000)
                                     ----------  -----------   ------------   ------------   -----------   -----------
Net income (loss)
  applicable to common
  shareholders                       $2,727,711  $(1,512,488)  $(14,412,952)  $(29,845,027)  $ 2,075,681   $ 1,072,195
                                     ==========  ===========   ============   ============   ===========   ===========
Net income (loss) per share,         $     0.55  $     (0.30)  $      (0.56)  $      (0.90)  $      0.06   $      0.03
  basic                              ==========  ===========   ============   ============   ===========   ===========

Net income (loss) per share,
  diluted                            $     0.55  $     (0.30)  $      (0.56)  $      (0.90)  $      0.06   $      0.03
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


         THE COMPANY IS DEPENDENT ON ITS KEY PERSONNEL. The Company is dependent upon the continued contributions of its officers and other key employees. The loss of the services of one or more of our executive officers or key employees could disrupt the Company's operations. The Company has entered into employment agreements with Kevin T. Riordan, its President and Chief Operating Officer, Michael J. Philippe, its Executive Vice President and Chief Financial Officer, and Richard S. Angel, its Executive Vice President and General Counsel. The loss of the services of any such individual or the services of certain other officers or key employees would cause the Company to incur costs for recruiting replacements, could result in the loss of the valuable expertise and business relationships, and could have a material adverse effect on the Company's business and prospects.


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

         Mr. Botchman, individually and through his control of certain entities, beneficially owns all of the preferred stock of the Company. The terms of the preferred stock contain certain preferential voting rights, particularly the Company's Series A Preferred Stock. The outstanding shares of Series A Preferred Stock represent 80% of all votes entitled to be voted at any meeting of the Shareholders of the Company, subject to dilution to the extent capital stock of the Company is subsequently issued. Currently, the shares of the Series A Preferred Stock represent approximately 77.88% of all votes entitled to be voted at any meeting of the stockholders of the Company. Finally, if Mr. Botchman were to cease to be the managing member of Taxter, Martin J. Burke, the Company's former Chief Executive Officer, would become the managing member of Taxter.


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

                             THE CREDIT STORE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               YEARS ENDED MAY 31,




                                                                       2000            1999           1998
                                                                   ------------    ------------    ------------
Revenue
   Income from credit card receivables                             $  9,706,247    $  6,438,460    $  3,951,602
   Revenue in excess of cost recovered                               21,396,561      22,308,908       8,138,122
   Securitization income and asset sales                             12,599,265      11,851,080              --
   Servicing fees and other income                                    2,684,554       1,564,356       1,292,596
                                                                   ------------    ------------    ------------
                Total revenue                                        46,386,627      42,162,804      13,382,320
   Provision for losses                                               5,680,975       4,607,081       6,483,736
                                                                   ------------    ------------    ------------
                Net revenue                                          40,705,652      37,555,723       6,898,584
Expenses
   Salaries and employee benefits                                    13,502,074      12,484,582      13,268,863
   Professional fees                                                  2,604,992       2,701,016       4,215,891
   Depreciation and amortization                                      2,494,489       2,614,216       3,223,620
   Third-party credit card services                                   3,972,785       4,468,992       3,486,915
   Third-party scrubbing services                                       665,078         264,536              --
   Communication expense                                              2,769,077       2,272,513       2,035,380
   Occupancy and equipment rental                                       858,325         766,832         825,517
   Royalty expense                                                    1,733,412       1,541,944         207,238
   Financing fees                                                     1,092,286         211,864          90,182
   Other                                                              4,001,365       4,310,466       4,229,104
                                                                   ------------    ------------    ------------
                Total expenses                                       33,693,883      31,636,961      31,582,710
                                                                   ------------    ------------    ------------

                Operating income (loss)                               7,011,769       5,918,762     (24,684,126)

Interest expense                                                      4,981,949       4,029,491       4,760,905
                                                                   ------------    ------------    ------------
                Income (loss) before income taxes                     2,029,820       1,889,271     (29,445,031)
Income tax benefit                                                    1,042,375       1,986,409              --
                                                                   ------------    ------------    ------------
                NET INCOME (LOSS)                                     3,072,195       3,875,680     (29,445,031)
Dividends on preferred stock                                         (2,000,000)     (1,799,999)       (399,996)
                                                                   ------------    ------------    ------------
Net income (loss), applicable to common shareholders               $  1,072,195    $  2,075,681    $(29,845,027)
                                                                   ============    ============    ============
Net income (loss) per share
   Basic                                                           $       0.03    $       0.06    $      (0.90)
   Diluted                                                         $       0.03    $       0.06    $      (0.90)

Weighted-average common shares outstanding
   Basic                                                             34,761,965      34,761,965      33,109,781
                                                                   ============    ============    ============
   Diluted                                                           36,924,208      35,091,550      33,109,781
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

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE O  -  NET INCOME (LOSS) PER SHARE


                                                               Years ended May 31,
                                                   ------------------------------------------
                                                       2000           1999          1998
                                                   ------------   ------------   ------------
     Basic net income (loss) per share
       Net income (loss) available to common
         stockholders                              $  1,072,195   $  2,075,681   $(29,845,027)
                                                   ============   ============   ============
       Weighted-average shares outstanding           34,761,965     34,761,965     33,109,781
                                                   ============   ============   ============
       Basic net income (loss) per share           $       0.03   $       0.06   $      (0.90)
                                                   ============   ============   ============
     Diluted net income (loss) per share
       Net income (loss) available to common
         stockholders                              $  1,072,195   $  2,075,681   $(29,845,027)
                                                   ============   ============   ============
       Weighted-average shares outstanding           34,761,965     34,761,965     33,109,781
       Effect of diluted securities options           2,162,243        329,583              *
                                                   ------------   ------------   ------------

              Weighted-average of diluted shares
                outstanding                          36,924,208     35,091,550     33,109,781
                                                   ============   ============   ============

     Diluted net income (loss) per share           $       0.03   $       0.06   $      (0.90)
                                                   ============   ============   ============


*Antidilutive.


NOTE P  -  PREFERRED STOCK

   As of May 31, 2000 and 1999, Preferred Stock consists on the following:

                                                                                     2000                  1999
                                                                                    ------                ------
     Series A Preferred Stock, $.001 par value; 2,000,000 shares authorized;
       1,200,000 shares issued and outstanding; stated at
       liquidation value of $1 per share                                       $ 1,200,000           $ 1,200,000

     Series B Preferred Stock, $.001 par value; 800,000 shares authorized,
       issued, and outstanding; stated at liquidation value of $1 per share        800,000               800,000

                             THE CREDIT STORE, INC.

                           MAY 31, 2000, 1999 AND 1998


NOTE P  -  PREFERRED STOCK  -  Continued

                                                                                   2000                  1999
                                                                                  ------                ------
     Series C Preferred Stock, 5,000 shares authorized, issued, and outstanding; stated at liquidation value of $1,000 per
       share                                                                     $ 5,000,000           $ 5,000,000

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

        21**              List of Subsidiaries


        23                Consent of Independent Certified Public Accountants                     Filed Electronically

        27.1              Financial Data Schedule                                                 Filed Electronically

        27.2              Financial Data Schedule                                                 Filed Electronically



 -----------------------
* Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).


** Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-K filed August 29, 2000 (File No. 000-28709).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE CREDIT STORE, INC.


Dated:  September 25, 2000



                                            By         Kevin T. Riordan
                                              ----------------------------------
                                                       Kevin T. Riordan
                                                       President and Chief
                                                         Operating Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of September 25, 2000.



                            SIGNATURE                                                  TITLE
-----------------------------------------------------------------  --------------------------------------------
                      Kevin T. Riordan                              President and Chief
-----------------------------------------------------------------     Operating Officer
                      Kevin T. Riordan

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