Form 10-Q
period 2000-08-31
CREDIT STORE INC
filed 2000-10-20
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended August 31, 2000

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From                 to                 .
                                     ---------------    ----------------

Commission file number 000-28709


                             THE CREDIT STORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   87-0296990
                ------------                                ------------
        (State or other jurisdiction of                    (I.R.S. employer
        incorporation or organization)                   identification no.)


           3401 North Louise Avenue
           Sioux Falls, South Dakota                             57107
     --------------------------------------                    ----------
    (Address of principal executive offices)                   (Zip code)


                                 (800) 240-1855
                         -----------------------------
                         Registrant's telephone number


                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes|X|            No| |

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,847,965 issued and outstanding as of September 30, 2000.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                      For the Quarter Ended August 31, 2000

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                      PAGE
                                                                                                             ----
         Item 1.    Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of August 31, 2000
                    and May 31, 2000                                                                           3

                    Condensed Consolidated Statements of Operations
                    for the three months ended August 31, 2000 and 1999                                        4

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended August 31, 2000 and 1999                                        5

                    Notes to Condensed Consolidated Financial Statements                                       6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  9

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                11

PART II.            OTHER INFORMATION                                                                         12

         Item 1.    Legal Proceedings                                                                         12

         Item 2.    Changes in Securities                                                                     12

         Item 3.    Defaults under Senior Securities                                                          12

         Item 4.    Submission of Matters to Vote of Security Holders                                         12

         Item 5.    Other Information                                                                         12

         Item 6.    Exhibits and Reports on Form 8-K                                                          13

SIGNATURES                                                                                                    14

                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  August 31,              May 31,
                ASSETS                                                               2000                  2000
                                                                                 -----------           -----------
                                                                                  (Unaudited)
Cash and cash equivalents                                                        $ 2,702,970           $ 1,423,248
Restricted cash                                                                    1,253,210             1,025,631
Accounts and notes receivable, net                                                 2,648,982             2,765,882
Prepaid expenses                                                                   1,053,169             1,341,516
Amounts due from special purpose entities                                            285,698             9,332,890
Investments in receivable portfolios, net                                         37,302,145            33,892,290
Investment in unconsolidated affiliate                                             1,209,885             1,279,888
Retained interest in securitized credit card receivables                           2,661,434             2,142,846
Property and equipment, net of accumulated depreciation                            4,785,339             4,790,060
Goodwill, net                                                                      2,296,205             2,347,999
Deferred tax asset                                                                 2,700,000             2,700,000
Other assets                                                                       1,294,211             1,345,942
                                                                                 -----------           -----------

                Total assets                                                     $60,193,248           $64,388,192
                                                                                 ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                                            $ 4,815,618           $ 4,499,142
Notes payable                                                                     22,027,965            23,609,326
Capitalized lease obligations                                                      2,539,833             2,766,228
Subordinated notes and accrued interest payable -
  related party                                                                   18,965,828            19,139,028
                                                                                 -----------           -----------

                Total liabilities                                                 48,349,244            50,013,724
                                                                                 -----------           -----------

STOCKHOLDERS' EQUITY

Preferred Stock, Series A, B, C, D and E                                          27,000,000            27,000,000
Common Stock, .001 par value, 65,000,000 authorized, 34,816,465 and
  34,761,965 outstanding at August 31, 2000 and May 31, 2000                          34,816                34,762
Additional paid-in capital                                                        23,859,956            23,743,260
Unrealized gain from retained interest in securitized
  receivables, net of tax                                                            886,112               638,227
Accumulated deficit                                                              (39,936,880)          (37,041,781)
                                                                                 -----------           -----------

                Total stockholders' equity                                        11,844,004            14,374,468
                                                                                 -----------           -----------

                Total liabilities and stockholders' equity                       $60,193,248           $64,388,192
                                                                                 ===========           ===========

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                             ------------------

                                                                August 31,                            August 31,
                                                                   2000                                  1999
                                                                  ------                                ------
Revenue
   Income from credit card receivables                         $ 6,608,984                          $ 2,305,737
   Revenue in excess of cost recovered                           3,586,056                            5,308,541
   Gain on sales of portfolios and retained interests              205,752                               (9,026)
   Servicing fees and other income                                 711,843                              627,997
   Provision for losses                                         (2,881,645)                          (2,034,876)
                                                               -----------                          -----------

             Net revenue                                         8,230,990                            6,198,373
Expenses
   Salaries and employee benefits                                3,564,893                            3,267,585
   Professional and financing fees                               1,270,498                            1,024,848
   Credit card servicing                                         1,979,569                            1,738,265
   Occupancy and equipment expense                                 746,087                              863,156
   Other                                                         2,188,479                              905,094
                                                               -----------                          -----------

             Total expenses                                      9,749,526                            7,798,948
                                                               -----------                          -----------
Operating loss                                                  (1,518,536)                          (1,600,575)

Interest expense                                                 1,376,563                            1,007,902
                                                               -----------                          -----------


Net loss                                                        (2,895,099)                          (2,608,477)

Dividends on preferred stock                                      (500,000)                            (500,000)
                                                               -----------                          -----------

Net loss, applicable to
  common shareholders                                          $(3,395,099)                         $(3,108,477)
                                                               ===========                          ===========

Net loss per share
   Basic                                                             $(.10)                               $(.09)
                                                               ===========                          ===========

   Diluted                                                           $(.10)                               $(.09)
                                                               ===========                          ===========

Weighted-average common shares outstanding
   Basic                                                        34,816,465                           34,761,965
                                                               ===========                          ===========

   Diluted                                                      34,816,465                           34,761,965
                                                               ===========                          ===========

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                              ------------------

                                                                   August 31,                   August 31,
                                                                      2000                         1999
                                                                     ------                       ------
Cash flows from operating activities:
   Net loss                                                      $(2,895,099)                  $(2,608,477)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities -
     Provision for credit card losses                              2,881,645                     2,034,876
     Provision for losses on trade receivables                         4,506                        21,399
     Amortization of discount on performing
        credit card portfolio                                       (280,697)                     (272,694)
     Accretion                                                    (4,065,071)                           --
     Depreciation and amortization                                   497,949                       678,236
     (Gain) loss from unconsolidated affiliates                       70,003                       (20,080)
     (Gain) loss on sale of credit card receivable
        portfolios                                                  (205,752)                        9,026
     Changes in operating assets and liabilities:
           Restricted cash                                          (227,579)                           --
           Accounts and notes receivable                             112,394                        76,605
           Prepaid expenses                                          290,211                       (79,658)
           Receivable from unconsolidated
             affiliate                                             9,047,192                      (235,810)
           Accrued interest and fees receivable                     (122,036)                     (598,174)
           Other assets                                               51,631                       176,298
           Unearned fees                                             (55,703)                       53,725
           Accounts payable and accrued expenses                     143,276                      (116,134)
                                                                 -----------                   -----------

             Net cash provided by (used in)
                operating activities                               5,246,870                      (880,862)
                                                                 -----------                   -----------

Cash flows from investing activities:
   Collection of investments in receivable portfolios              7,727,436                     5,753,359
   Funds advanced on securitized credit card receivables            (270,703)                     (323,068)
   Funds advanced on credit cards                                 (6,929,424)                   (6,955,282)
   Purchase of consumer debt portfolios                           (2,567,869)                   (4,933,529)
   Proceeds (loss) from sale of portfolios                           205,752                        (9,026)
   Acquisition of property and equipment                            (441,334)                      (33,923)
                                                                 -----------                   -----------

           Net cash used in
             investing activities                                 (2,276,142)                   (6,501,469)

Cash flows from financing activities:
   Net proceeds (payments) from debt                              (1,581,361)                    5,724,408
   Borrowings from sale/leaseback transactions                       171,862                       424,000
   Payments on capital lease obligations                            (398,257)                     (518,577)
   Proceeds from issuance of stock                                   116,750                            --
                                                                 -----------                   -----------

           Net cash provided by (used in)
             financing activities                                 (1,691,006)                    5,629,831
                                                                 -----------                   -----------

           Net increase (decrease) in cash and cash equivalents    1,279,722                    (1,752,500)

Cash and cash equivalents at beginning of period                   1,423,248                     3,533,930
                                                                 -----------                   -----------


Cash and cash equivalents at end of period                       $ 2,702,970                   $ 1,781,430
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2000 and the results of operations and cash flows for the three months ended August 31, 2000 and August 31, 1999. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results for the full year.

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

NOTE D - ACCOUNTING METHODOLOGY CHANGE FOR INVESTMENTS IN RECEIVABLE PORTFOLIOS

Effective June 1, 2000, the Company accounts for its investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Prior to June 1, 2000, the Company used the cost recovery method of accounting. Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of portfolio projected cash flows can be reasonably estimated and collection is probable. The Company has established projection models from historical portfolio data that it believes provides appropriate information to reasonably estimate future cash flows.

Under the accrual basis of accounting, static pools are established with accounts having similar attributes, based on the specific seller and the timing of the acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance.

The Company accounts for each static pool as a unit for the economic life of the pool for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool's carrying value as of June 1, 2000 or its cost if purchased after June 1, 2000, adjusted for unpaid accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received since the date of adoption or since inception if purchased after June 1, 2000 and anticipated future cash flow projections for each pool.

The Company monitors impairment of receivable portfolios based on discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. The receivable portfolios are evaluated for impairment periodically based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No such provision for losses was recorded in the first quarter of fiscal 2001.

The change to the accrual method resulted in an increase of $3.9 million in income from credit card receivables during the first quarter of fiscal 2001, compared to the amount that would have been reported under the cost recovery method previously used, and an increase of $1.9 million in provision for losses on credit card receivables. Prior periods are not required to be restated.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class actions on behalf of persons solicited by the Company to open credit card accounts and voluntarily to repay debt that had been discharged in bankruptcy, (ii) two class actions alleging violation of the Fair Debt Collection Practices Act and state law in connection with mailers sent to prospective customers whose debt was out-of-statute, and (iii) one class action alleging RICO claims arising out of the reporting of credit information . The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE F - INVESTMENTS IN RECEIVABLE PORTFOLIOS

The Company acquires portfolios of non-performing consumer debt. These debts are acquired at a substantial discount from the actual outstanding consumer balance. The remaining outstanding balance of the debt acquired by the Company at August 31, 2000 and May 31, 2000 was approximately $3.2 billion and $3.1 billion, respectively. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. The Company expenses origination costs, including direct mail and telemarketing costs, as incurred.

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                                          August 31,              May 31,
                                                                             2000                  2000
                                                                            ------                ------
                                                                         (unaudited)

Total credit card balances                                              $93,381,614            $77,832,562
                                                                        ===========            ===========

Available credit                                                         $7,895,207             $7,837,918
                                                                        ===========            ===========

Cost and accretion                                                      $12,583,133             $9,648,090
                                                                        -----------            -----------

Principal funded on new advances and purchases                          $29,230,197            $26,536,055
Accrued interest on principal funded                                        368,432                420,383
Accrued fees                                                                345,879                429,727
                                                                        -----------            -----------


                                                                         29,944,508             27,386,165
                                                                        -----------            -----------

Less
Provision for losses on credit card receivables                           4,615,072              2,475,838
Unearned fees                                                               610,424                666,127
                                                                        -----------            -----------

                                                                          5,225,496              3,141,965
                                                                        -----------            -----------

Investments in receivable portfolios                                    $37,302,145            $33,892,290
                                                                        ===========            ===========

Total credit card balances in the chart above represent the total amount owed to the Company by the cardholders. Available credit represents the amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.

                             THE CREDIT STORE, INC.

The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Disclosure Regarding Forward-Looking Statements" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999:

REVENUES. Net revenue for the quarter ended August 31, 2000 was $8.23 million, a 32.8% increase from the $6.20 million recorded during the quarter ended August 31, 1999. Gains from portfolio sales increased 104.0% from a loss of $9,000 in the quarter ended August 31, 1999 to $0.21 million in the quarter ended August 31, 2000 due to the completion of a sale of unconverted inventory in the quarter ended August 31, 2000. All other revenue components ("core revenue") increased 32.3% as a group during the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000 due to the adoption of accrual accounting for receivable portfolios, the increase in average receivables outstanding, and the increasing maturity of existing portfolios. The provision for losses increased 41.6% from $2.03 million in the quarter ended August 31, 1999 to $2.9 million in the quarter ended August 31, 2000 and increased as a percentage of core revenue from 24.7% in the quarter ended August 31, 1999 to 26.4% in the quarter ended August 31, 2000.

During the quarter ending August 31, 2000, the Company adopted the accrual method of accounting for its investment in receivable portfolios. Prior to June 1, 2000, the Company used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. The adoption of the accrual method of accounting resulted in an increase of $3.88 million in income from credit card receivables, and an increase of $1.91 million in provision for losses on credit card receivables.

EXPENSES. Total operating expenses for the quarter ended August 31, 2000 were $9.75 million, a 25.0% increase from $7.80 million in the quarter ended August 31, 1999. Increased expenses were largely related to a 187% increase in new credit card originations from $9.60 million for the quarter ended August 31, 1999 to $27.54 million for the quarter ended August 31, 2000. Salaries and employee benefits increased 9.1% from $3.27 million in the quarter ended August 31, 1999 to $3.56 million in the quarter ended August 31, 2000 due to an increase in the number of employees from 307 to 332, but decreased as a percentage of core revenue from 39.6% in the quarter ended August 31, 1999 to 32.7% in the quarter ended August 31, 2000. Professional and financing fees increased 24.0% from $1.02 million in the quarter ended August 31, 1999 to $1.27 million in the quarter ended August 31, 2000 and as a percentage of core revenue decreased from 12.4% in the quarter ended August 31, 1999 to 11.6% in the quarter ended August 31, 2000. Credit card servicing increased 13.9% from $1.74 million in the quarter ended August 31, 1999 to $1.98 million in the quarter ended August 31, 2000 and as a percentage of core revenue decreased from 21.1% in the quarter ended August 31, 1999 to 18.1% in the quarter ended August 31, 2000. Other expenses increased 141.8% from $.91 million in the quarter ended August 31, 1999 to $2.19 million in the quarter ended August 31, 2000 due to royalties paid on a related increase in the amount of credit card receivables eligible under a royalty agreement with third parties. Other expenses increased as a percent of core revenues from 11.0% in the quarter ended August 31, 1999 to 20.1% in the quarter ended August 31, 2000.

INTEREST EXPENSE. Interest expense increased 36.6% from $1.00 million in the quarter ended August 31, 1999 to $1.38 million in the quarter ended August 31, 2000, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense increased from 12.2% in the quarter ended August 31, 1999 to 12.6% in the quarter ended August 31, 2000.

NET LOSS. Net loss was $2.60 million for the quarter ended August 31, 1999 compared to a net loss of $2.90 million in the quarter ended August 31, 2000. After providing for preferred dividends of $.50 million in both quarters, the net loss applicable to common shareholders was $3.11 million, or $.09 per common share, in the first quarter of fiscal year 1999, compared to a net loss of $3.40 million, or $.10 per common share, in the first quarter of fiscal year 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain an adequate level of liquidity through active management of assets and liabilities, through sales or securitizations of credit card receivables, and through debt and equity financing. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of the Company's assets and the seasonality of the credit card business, which places significant demands on funding new charges and cash advances during certain times of the year, including the year-end holiday season. The Company anticipates that it will need additional funding to accommodate cardholder charges anticipated for the upcoming holiday season. The Company believes that it will be able to increase its current credit facility or access other available sources of liquidity to meet these funding needs.

At August 31, 2000, the Company had $2.70 million of cash and cash equivalents, compared to $1.42 million at May 31, 2000. The Company maintains restricted cash reserves at its banks to facilitate the funding of new charges and advances on its customer's credit cards. These restricted balances were $1.25 million at August 31, 2000, and $1.03 million at May 31, 2000. The Company maintains a senior secured revolving credit line with Coast Business Credit, a division of Southern Pacific Bank. The credit line is for $15 million and expires in July 2001. The credit line is secured by substantially all of the Company's assets. Borrowings under the credit line are based on a formula, which is dependent primarily upon the performance and maturing of the Company's credit card receivables. There was $11.37 million outstanding under the credit line at August 31, 2000, with $1.81 million available for future borrowings.

The Company has also received secured financing from a related party, J.L.B. of Nevada, Inc., which is subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.32 million at August 31, 2000.

The Company has a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios. The borrower is a wholly owned, bankruptcy remote special purpose entity established by the Company for this transaction and is fully consolidated with the Company's financial results. Borrowings are non-recourse to the Company and based on the age of the non-performing consumer debt portfolios acquired by the Company coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $2.35 million outstanding under the credit line at August 31, 2000.

The Company has a repurchase agreement with a bank, whereby the bank purchased credit card receivables from the Company for a purchase price of $6.0 million. The repurchase agreement has a maturity date of December 12, 2000.

INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the three months ended August 31, 2000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the first quarter ended August 31, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, including credit line increases, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in the Company's Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 28, 2000. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

On July 7, 2000, the Company entered into a Settlement Agreement to resolve, without admitting any liability or wrongdoing, three class action lawsuits brought on behalf of persons solicited by the Company to open credit card accounts and voluntarily to repay debt that had been discharged in Bankruptcy. The three class actions subject to the settlement agreement are Apostol, as Administrator for the Estate of Curtis Kim v. M. Reza Fayazi, et al., McGlynn v. The Credit Store, Inc., et al., and Le v. The Credit Store, Inc., et al. The Court in these actions has granted its preliminary approval of the Settlement Agreement. Upon final approval by the Court of the Settlement Agreement, the Company will be obligated to pay $370,000 plus the costs of mailing and publication. Of this settlement amount, the Company anticipates that its insurance will cover $230,000 plus the costs of mailing and publication.

The Company entered into a Settlement Agreement to resolve, without admitting any liability or wrongdoing, Sturm v. Bank of New York, et. al., a class action alleging violation of the Fair Debt Collection Practices Act and state law in connection with mailers sent to prospective customers whose debt was out-of-statute. The Court in this action signed the Stipulation of Dismissal on August 23, 2000. The Company paid a total of $6,750 in the settlement.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2000, the controlling stockholder of the Company approved an amendment to the Company's 1997 Amended Stock Option Plan increasing the number of shares of the Company's common stock available for grants under the Stock Option Plan from 4,000,000 shares to 8,000,000 shares.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the first quarter ended August 31, 2000:

Exhibit                    Description
-------                    -----------
  3.1      Amended and Restated Certificate of Incorporation.*
  3.2      Amended and Restated By-Laws of the Company.*
  4        Specimen certificate representing shares of Common Stock.*
 10.23     Amended and Restated 1997 Stock Option Plan**
 21        List of Subsidiaries.***
 27.1      Financial Data Schedule for the three months ended August 31, 2000.
 27.2      Financial Data Schedule for the three months ended August 31, 1999.

         * Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).
         ** Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278).
         *** Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-K filed August 29, 2000 (File No. 000-28709).

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.


(b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2000.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE CREDIT STORE, INC

DATE:      October 20, 2000            By  Kevin T. Riordan
           ----------------                --------------------------------
                                           President and Chief Operating
                                                 Officer


DATE:      October 20, 2000            By  Michael J. Philippe
           ----------------                --------------------------------
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                Description                                                                    Page
-------                                -----------                                                                    ----
   3.1   Amended and Restated Certificate of Incorporation.*                                               Incorporated by Reference
   3.2   Amended and Restated By-Laws of the Company.*                                                     Incorporated by Reference
   4     Specimen certificate representing shares of Common Stock.*                                        Incorporated by Reference
   10.23 Amended and Restated 1997 Stock Option Plan**                                                     Incorporated by Reference
   21    List of Subsidiaries.***                                                                          Incorporated by Reference
   27.1  Financial Data Schedule for the three months ended August 31, 2000.                                    Filed Electronically
   27.2  Financial Data Schedule for the three months ended August 31, 1999.                                    Filed Electronically

* Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709). ** Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278). *** Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-K filed August 29, 2000 (File No. 000-28709).