Form 10-Q
period 2000-11-30
CREDIT STORE INC
filed 2001-01-16
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From            to             .
                                                ----------    -----------

Commission file number 001-16083

                             THE CREDIT STORE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                    87-0296990
                           --------                    ----------
               (State or other jurisdiction of      (I.R.S. employer
               incorporation or organization)       identification no.)


                 3401 North Louise Avenue
                 Sioux Falls, South Dakota                57107
                 -------------------------                -----
          (Address of principal executive offices)     (Zip code)



                                 (800) 240-1855
                             ----------------------

                          Registrant's telephone number

                                 Not Applicable
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,851,465 issued and outstanding as of December 31, 2000.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 30, 2000

                                      INDEX

                                                                                                        PAGE
                                                                                                      --------

 PART I.                     FINANCIAL INFORMATION

    Item 1.                  Condensed Consolidated Financial Statements (Unaudited):

                             Condensed Consolidated Balance Sheets as of November 30, 2000
                             and May 31, 2000                                                             3

                             Condensed Consolidated Statements of Operations
                             for the three months ended November 30, 2000 and 1999                        4

                             Condensed Consolidated Statements of Operations
                             for the six months ended November 30, 2000 and 1999                          5

                             Condensed Consolidated Statements of Cash Flows
                             for the six months ended November 30, 2000 and 1999                          6

                             Notes to Condensed Consolidated Financial Statements                         7

    Item 2.                  Management's  Discussion and Analysis of Financial Condition
                             and Results of Operations                                                   10

    Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                  13

 PART II.                    OTHER INFORMATION                                                           14

    Item 1.                  Legal Proceedings                                                           14

    Item 2.                  Changes in Securities                                                       14

    Item 3.                  Defaults under Senior Securities                                            14

    Item 4.                  Submission of Matters to Vote of Security Holders                           14

    Item 5.                  Other Information                                                           15

    Item 6.                  Exhibits and Reports on Form 8-K                                            15

 SIGNATURES                                                                                              17


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 NOVEMBER 30,      MAY 31,
                                               ASSETS                                                2000           2000
                                                                                               --------------  -------------
                                                                                                  (UNAUDITED)
                   Cash and cash equivalents                                                    $  2,412,584   $  1,423,248
                   Restricted cash                                                                 1,258,285      1,025,631
                   Accounts and notes receivable, net                                              2,824,306      2,765,882
                   Prepaid expenses                                                                1,067,400      1,341,516
                   Amounts due from special purpose entities                                         567,843      9,332,890
                   Investments in receivable portfolios, net                                      38,735,026     33,892,290
                   Investment in unconsolidated affiliates                                         1,205,143      1,279,888
                   Retained interest in securitized receivables                                    3,339,727      2,142,846
                   Property and equipment, net of accumulated depreciation                         5,109,907      4,790,060
                   Goodwill, net                                                                   2,244,411      2,347,999
                   Deferred tax asset                                                              2,700,000      2,700,000
                   Other assets                                                                    2,090,299      1,345,942
                                                                                                ------------   ------------

                                   Total assets                                                 $ 63,554,931   $ 64,388,192
                                                                                                ============   ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                   LIABILITIES

                   Accounts payable and accrued expenses                                        $  6,670,105   $  4,499,142
                   Notes payable                                                                  22,789,616     23,609,326
                   Capitalized lease obligations                                                   3,583,280      2,766,228
                   Subordinated notes and accrued interest payable -
                     related party                                                                19,486,903     19,139,028
                                                                                                ------------   ------------

                                   Total liabilities                                              52,529,904     50,013,724
                                                                                                ------------   ------------

                   STOCKHOLDERS' EQUITY

                   Preferred Stock, Series A, B, C, D and E                                       27,000,000     27,000,000
                   Common Stock, $.001 par value, 65,000,000 authorized, 34,847,965 and
                     34,761,965 outstanding at November 30, 2000 and May 31, 2000                     34,848         34,762
                   Additional paid-in capital                                                     23,964,374     23,743,260
                   Unrealized gain from retained interest in securitized
                     receivables, net of tax                                                       1,541,791        638,227
                   Accumulated deficit                                                           (41,515,986)   (37,041,781)
                                                                                                ------------   ------------

                                   Total stockholders' equity                                     11,025,027     14,374,468
                                                                                                ------------   ------------

                                   Total liabilities and stockholders' equity                   $ 63,554,931   $ 64,388,192
                                                                                                ============   ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                          ------------------------------

                                                                                            NOVEMBER 30,     NOVEMBER 30,
                                                                                               2000             1999
                                                                                          -----------------  ------------
                         Revenue
                           Income from receivables                                          $10,241,597      $  7,557,406
                           Gain on sales of portfolios and retained interests                   362,630         6,345,247
                           Servicing fees and other income                                    1,070,738           718,064
                           Provision for losses                                              (2,724,324)       (1,702,991)
                                                                                            -----------      ------------

                                      Net revenue                                             8,950,641        12,917,726
                                                                                            -----------      ------------
                         Expenses
                           Salaries and employee benefits                                     3,358,312         3,348,192
                           Professional and financing fees                                    1,364,191           842,610
                           Credit card servicing                                              2,247,662         1,450,327
                           Occupancy and equipment expense                                      783,350           862,860
                           Other                                                              1,351,510           860,756
                                                                                            -----------      ------------

                                      Total expenses                                          9,105,025         7,364,745
                                                                                            -----------      ------------

                         Operating income (loss)                                               (154,384)        5,552,981

                         Interest expense                                                     1,424,721         1,131,552
                                                                                            -----------      ------------

                         Income (loss) before income taxes                                   (1,579,105)        4,421,429

                         Income tax expense                                                           -        (1,286,409)
                                                                                            -----------      -------------

                         Net income (loss)                                                   (1,579,105)        3,135,020

                         Dividends on preferred stock                                          (500,000)         (500,000)
                                                                                            -----------      ------------

                         Net income (loss), applicable to
                          common shareholders                                               $(2,079,105)     $  2,635,020
                                                                                            ===========      ============

                         Net income (loss) per share
                           Basic                                                            $      (.06)     $        .08
                                                                                            ===========      ============

                           Diluted                                                          $      (.06)    $        .07
                                                                                            ===========     ============

                         Weighted-average common shares outstanding
                            Basic                                                            34,843,696        34,761,965
                                                                                            ===========      ============

                            Diluted                                                          34,843,696        37,051,897
                                                                                            ===========      ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                  -------------------------------

                                                                    NOVEMBER 30,     NOVEMBER 30,
                                                                        2000             1999
                                                                  ----------------  -------------
    Revenue
     Income from receivables                                        $20,436,636      $ 15,171,683
     Gain on sales of portfolios and retained interests                 568,382         6,336,221
     Servicing fees and other income                                  1,782,581         1,346,061
     Provision for losses                                            (5,605,969)       (3,737,867)
                                                                    -----------      ------------
               Net revenue                                           17,181,630        19,116,098
                                                                    -----------      ------------
    Expenses
     Salaries and employee benefits                                   6,923,205         6,615,777
     Professional and financing fees                                  2,634,689         1,867,458
     Credit card servicing                                            4,227,231         3,188,592
     Occupancy and equipment expense                                  1,529,437         1,726,016
     Other                                                            3,539,989         1,765,850
                                                                    -----------      ------------
               Total expenses                                        18,854,551        15,163,693
                                                                    -----------      ------------
    Operating income (loss)                                          (1,672,921)        3,952,405
    Interest expense                                                  2,801,284         2,139,454
                                                                    -----------      ------------
    Income (loss) before income taxes                                (4,474,205)        1,812,951
    Income tax expense                                                        -        (1,286,409)
                                                                    -----------      ------------
    Net income (loss)                                                (4,474,205)          526,542
    Dividends on preferred stock                                     (1,000,000)       (1,000,000)
                                                                    -----------      ------------
    Net loss, applicable to
     common shareholders                                            $(5,474,205)     $   (473,458)
                                                                    ===========      ============
    Net loss per share
      Basic                                                         $      (.16)     $       (.01)
                                                                    ===========      ============
      Diluted                                                       $      (.16)     $       (.01)
                                                                    ===========      ============
    Weighted-average common shares outstanding
      Basic                                                          34,809,166        34,761,965
                                                                    ===========      ============
      Diluted                                                        34,809,166        34,761,965
                                                                    ===========      ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       SIX MONTHS ENDED
                                                                                               --------------------------------
                                                                                                 NOVEMBER 30,     NOVEMBER 30,
                                                                                                     2000             1999
                                                                                               ---------------  ---------------
                 Cash flows from operating activities:
                   Net income (loss)                                                            $ (4,474,205)   $    526,542
                   Adjustments to reconcile net income (loss) to
                     net cash provided by (used in) operating
                     activities -
                    Provision for credit card losses                                               5,605,969       3,737,867
                    Provision for losses on trade receivables                                          4,506          30,551
                    Amortization of discount on performing
                      credit card portfolio                                                         (628,632)       (626,110)
                    Accretion                                                                     (8,730,717)              -
                    Depreciation and amortization                                                    953,502       1,333,893
                    (Gain) loss from unconsolidated affiliates                                        37,357         (33,506)
                    Gain on sale of portfolios and retained interests                               (568,382)     (5,260,358)
                    Services received for stock options granted                                       18,900               -
                    Deferred tax expense                                                                   -       1,286,409
                    Changes in operating assets and liabilities:
                       Restricted cash                                                              (232,654)              -
                       Accounts and notes receivable                                                 (62,930)     (2,047,217)
                       Prepaid expenses                                                              275,980        (269,907)
                       Receivable from unconsolidated
                         affiliate                                                                 8,765,047       1,230,701
                       Accrued interest and fees receivable                                         (582,786)       (932,849)
                       Other assets                                                                 (745,356)        365,775
                       Unearned fees                                                                (121,237)        132,041
                       Accounts payable and accrued expenses                                       2,518,838        (703,235)
                                                                                                ------------    ------------

                        Net cash provided by (used in)
                         operating activities                                                      2,033,200      (1,229,403)
                                                                                                ------------    ------------

                 Cash flows from investing activities:
                   Collection of investments in receivable portfolios                             17,273,310      11,907,387
                   Funds advanced on securitized credit card receivables                            (255,930)     (2,036,060)
                   Funds advanced on credit cards                                                (14,207,886)    (14,282,863)
                   Purchase of consumer debt portfolios                                           (3,452,621)     (8,545,353)
                   Proceeds from sale of portfolios and retained interests                           568,382       8,643,233
                   Acquisition of property and equipment                                          (1,168,761)        (75,972)
                                                                                                ------------    ------------

                        Net cash used in
                         investing activities                                                     (1,243,506)     (4,389,628)
                                                                                                ------------    ------------

                 Cash flows from financing activities:
                   Net proceeds (payments) from debt                                                (819,710)      7,213,221
                   Borrowings from sale/leaseback transactions                                     1,615,620         424,000
                   Payments on capital lease obligations                                            (798,568)     (1,028,999)
                   Proceeds from exercises of stock options                                          202,300               -
                                                                                                ------------    ------------

                        Net cash provided by
                         financing activities                                                        199,642       6,608,222
                                                                                                ------------    ------------

                        Net increase in cash and cash equivalents                                    989,336         989,191

                 Cash and cash equivalents at beginning of period                                  1,423,248       3,533,930
                                                                                                ------------    ------------


                 Cash and cash equivalents at end of period                                     $  2,412,584    $  4,523,121
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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended May 31, 2000 contained in the Company's annual report on Form 10-K/A for the year ended May 31, 2000.

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2000, the results of operations for the three months ended November 30, 2000 and November 30, 1999, and the results of operations and cash flows for the six months ended November 30, 2000 and November 30, 1999. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results for the full year.

NOTE C - INCOME (LOSS) PER SHARE

The Company's basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of outstanding common shares outstanding during the period. Net income (loss) applicable to common stockholders is computed by deducting dividends on preferred stock from net income or net loss. The Company's diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

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

The Company monitors impairment of receivable portfolios based on discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. The receivable portfolios are evaluated for impairment periodically based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No such provision for losses was recorded in the three or six months ended November 30, 2000.

The change to the accrual method resulted in an increase of $8.5 million in income from credit card receivables during the first six months of fiscal 2001, compared to the amount that would have been reported under the cost recovery method previously used, and an increase of $3.0 million in provision for losses on credit card receivables. Prior periods are not required to be restated.

NOTE E - TRANSFERS OF FINANCIAL ASSETS

During the three month period ended November 30, 2000, the Company established a new wholly-owned qualified special purpose entity, Credit Store Services, Inc. ("CSSI"), for the purpose of purchasing non-performing consumer debt portfolios from the Company. CSSI entered into a $25,000,000 credit facility with a lending institution to finance the purchase of non-performing consumer debt at the lender's discretion. Once the Company has acquired these non-performing consumer debt portfolios, they are sold to CSSI within a very short period of time. Non-performing consumer debt portfolio sales to CSSI are equal to the Company's book value.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class actions (that were subsequently consolidated into one action) on behalf of persons solicited by the Company to open credit card accounts and voluntarily to repay debt that had been discharged in bankruptcy, which action is subject to a settlement agreement between the Company and the plaintiffs, which settlement agreement has received preliminary court approval, (ii) three class actions alleging violation of the Fair Debt Collection Practices Act and state law in connection with mailers sent to prospective customers whose debt was out-of-statute, and (iii) one class action alleging RICO claims arising out of the reporting of credit information. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE G - INVESTMENTS IN RECEIVABLE PORTFOLIOS

The Company acquires portfolios of non-performing consumer debt. These debts are acquired at a substantial discount from the actual outstanding consumer balance. The remaining outstanding balance of the debt acquired by the Company at November 30, 2000 and May 31, 2000 was approximately $3.5 billion and $3.1 billion, respectively. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. The Company expenses origination costs, including direct mail and telemarketing costs, as incurred.

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                                         NOVEMBER 30,       MAY 31,
                                                                             2000            2000
                                                                       ---------------  ------------
                                                                        (UNAUDITED)

                    Total credit card balances                          $97,865,122      $77,832,562
                                                                        ===========      ===========

                    Available credit                                    $ 9,075,096      $ 7,837,918
                                                                        ===========      ===========

                    Cost and accretion                                  $12,945,619      $ 9,648,090
                                                                        -----------      -----------

                    Principal funded on new advances and purchases      $30,905,190      $26,536,055
                    Accrued interest on principal funded                    415,885          420,383
                    Accrued fees                                            348,593          429,727
                                                                        -----------      -----------


                                                                         31,669,668       27,386,165
                                                                        -----------      -----------
                    Less
                    Provision for losses on credit card receivables       5,335,371        2,475,838
                    Unearned fees                                           544,890          666,127
                                                                        -----------      -----------
                                                                          5,880,261        3,141,965
                                                                        -----------      -----------
                    Investments in receivable portfolios                $38,735,026      $33,892,290
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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999:

REVENUES. Net revenue for the quarter ended November 30, 2000 was $8.95 million, a 30.7% decrease from the $12.92 million recorded during the quarter ended November 30, 1999. Core revenue (income from receivables, servicing fees and other income) increased 36.7% during the second quarter of fiscal year 2001 as compared to the second quarter of fiscal year 2000 impacted positively by the adoption of accrual accounting for receivable portfolios. Gains from sales of portfolios and retained interests in securitized receivables decreased 94.3% from $6.35 million in the quarter ended November 30, 1999 to $0.36 million in the quarter ended November 30, 2000 due to the sale of three special purpose entities in November 1999 with no similar event during the second quarter of fiscal year 2001. The provision for losses increased 60.0% from $1.70 million in the quarter ended November 30, 1999 to $2.72 million in the quarter ended November 30, 2000 and increased as a percentage of core revenue from 20.6% in the quarter ended November 30, 1999 to 24.1% in the quarter ended November 30, 2000.

During the first quarter of Fiscal 2001, the Company adopted the accrual method of accounting for its investment in receivable portfolios. Prior to June 1, 2000, the Company used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. For the second quarter of fiscal 2001, the adoption of the accrual method of accounting resulted in an increase of $4.62 million in income from credit card receivables, and an increase of $1.09 million in provision for losses on credit card receivables.

EXPENSES. Total operating expenses for the quarter ended November 30, 2000 were $9.11 million, a 23.6% increase from $7.36 million in the quarter ended November 30, 1999. Increased expenses were largely related to a 151% increase in new credit card originations from $9.86 million for the quarter ended November 30, 1999 to $24.73 million for the quarter ended November 30, 2000. Salaries and employee benefits remained fairly constant at $3.35 million in the quarter ended November 30, 1999 compared to $3.36 million in the quarter ended November 30, 2000, and decreased as a percentage of core revenue from 40.5% in the quarter ended November 30, 1999 to 29.7% in the quarter ended November 30, 2000. Professional and financing fees increased 61.9% from $0.84 million in the quarter ended November 30, 1999 to $1.36 million in the quarter ended November 30, 2000 and as a percentage of core revenue increased from 10.2% in the quarter ended November 30, 1999 to 12.1% in the quarter ended November 30, 2000. Credit card servicing increased 55.0% from $1.45 million in the quarter ended November 30, 1999 to $2.25 million in the quarter ended November 30, 2000 and as a percentage of core revenue increased from 17.5% in the quarter ended November 30, 1999 to 19.9% in the quarter ended November 30, 2000. Other expenses increased 57.0% from $0.86 million in the quarter ended November 30, 1999 to $1.35 million in the quarter ended November 30, 2000 due to increased printing and insurance costs. Other expenses increased as a percent of core revenues from 10.4% in the quarter ended November 30, 1999 to 11.9% in the quarter ended November 30, 2000.

INTEREST EXPENSE. Interest expense increased 25.9% from $1.13 million in the quarter ended November 30, 1999 to $1.42 million in the quarter ended November 30, 2000, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense decreased from 13.7% in the quarter ended November 30, 1999 to 12.6% in the quarter ended November 30, 2000.

INCOME TAX EXPENSE. The company recorded a $1.29 million tax expense during the three months ended November 30, 1999 as a result of the gain from sale of the retained interests in its securitizations. No income tax benefits related to the net loss were recorded in the three months ended November 30, 2000 due to the uncertainty as to the recognition of these future tax benefits.

NET INCOME (LOSS). Net income was $3.14 million for the quarter ended November 30, 1999 compared to a net loss of $1.58 million in the quarter ended November 30, 2000. After providing for preferred dividends of $.50 million in both quarters, the net income applicable to common shareholders was $2.64 million, or $.08 per common share, in the second quarter of fiscal year 2000, compared to a net loss of $2.08 million, or ($.06) per common share, in the second quarter of fiscal year 2001.


SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1999:

REVENUES. Net revenue for the six months ended November 30, 2000 was $17.18 million, a 10.1% decrease from the $19.12 million recorded during the six months ended November 30, 1999. Core revenue (income from receivables, servicing fees and other income) increased 34.5% during the first six months of fiscal year 2001 as compared to the first six months of fiscal year 2000, and was impacted positively by the adoption of accrual accounting for receivable portfolios. Gains from sales of portfolios and retained interests in securitized receivables decreased 91.0% from $6.34 million in the six months ended November 30, 1999 to $0.57 million in the six months ended November 30, 2000 due to the sale of three special purpose entities in November 1999 with no similar event during the first six months of fiscal year 2001. The provision for losses increased 50.0% from $3.74 million in the six months ended November 30, 1999 to $5.61 million in the six months ended November 30, 2000 and increased as a percentage of core revenue from 22.6% in the six months ended November 30, 1999 to 25.2% in the six months ended November 30, 2000.

During the first quarter of Fiscal 2001, the Company adopted the accrual method of accounting for its investment in receivable portfolios. Prior to June 1, 2000, the Company used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. For the first six months of fiscal 2001, the adoption of the accrual method of accounting resulted in an increase of $8.50 million in income from credit card receivables, and an increase of $3.00 million in provision for losses on credit card receivables.

EXPENSES. Total operating expenses for the six months ended November 30, 2000 were $18.85 million, a 24.3% increase from $15.16 million in the six months ended November 30, 1999. Increased expenses were largely related to a 169% increase in new credit card originations from $19.45 million for the six months ended November 30, 1999 to $52.26 million for the six months ended November 30, 2000. Salaries and employee benefits increased 4.6% from $6.62 million in the six months ended November 30, 1999 to $6.92 million in the six months ended November 30, 2000 due to an increase in the number of employees from 314 to 360, and decreased as a percentage of core revenue from 40.1% in the six months ended November 30, 1999 to 31.2% in the six months ended November 30, 2000. Professional and financing fees increased 41.1% from $1.87 million in the six months ended November 30, 1999 to $2.63 million in the six months ended November 30, 2000 and as a percentage of core revenue remained fairly constant at 11.3% in the six months ended November 30, 1999 compared to 11.9% in the six months ended November 30, 2000. Credit card servicing increased 32.6% from $3.19 million in the six months ended November 30, 1999 to $4.23 million in the six months ended November 30, 2000 and as a percentage of core revenue remained fairly constant at 19.3% in the six months ended November 30, 1999 compared to 19.0% in the six months ended November 30, 2000. Other expenses increased 100.5% from $1.77 million in the six months ended November 30, 1999 to $3.54 million in the six months ended November 30, 2000 due to royalties paid on a related increase in the amount of credit card receivables eligible under a royalty agreement with third parties. Other expenses increased as a percent of core revenues from 10.7% in the six months ended November 30, 1999 to 15.9% in the six months ended November 30, 2000.

INTEREST EXPENSE. Interest expense increased 30.9% from $2.14 million in the six months ended November 30, 1999 to $2.80 million in the six months ended November 30, 2000, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense decreased from 13.0% in the six months ended November 30, 1999 to 12.6% in the six months ended November 30, 2000.

INCOME TAX EXPENSE. The company recorded a $1.29 million tax expense during the six months ended November 30, 1999 as a result of the gain from sale of the retained interests in its securitizations. No income tax benefits related to the net loss were recorded in the six months ended November 30, 2000 due to the uncertainty as to the recognition of these future tax benefits.

NET INCOME (LOSS). Net income was $0.53 million for the six months ended November 30, 1999 compared to a net loss of $4.47 million in the six months ended November 30, 2000. After providing for preferred dividends of $1.0 million in each six month period, the net loss applicable to common shareholders was $0.47 million, or ($.01) per common share, in the first six months of fiscal year 2000, compared to a net loss of $5.47 million, or ($.16) per common share, in the first six months of fiscal year 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain an adequate level of liquidity through active management of assets and liabilities, through sales or securitizations of credit card receivables, and through debt and equity financing. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of the Company's assets and the seasonality of the credit card business. The Company anticipates that it will need additional working capital to accommodate anticipated increases in credit card receivables and to meet other operating expenses. The Company believes that it will have sufficient sources of liquidity to meet these funding needs.

At November 30, 2000, the Company had $2.41 million of cash and cash equivalents, compared to $1.42 million at May 31, 2000. The Company maintains restricted cash reserves at its banks to facilitate the funding of new charges and advances on its customer's credit cards. These restricted balances were $1.26 million at November 30, 2000, and $1.03 million at May 31, 2000. The Company maintains a senior secured revolving credit line with Coast Business Credit, a division of Southern Pacific Bank. The credit line is for $15 million and expires in July 2001. The credit line is secured by substantially all of the Company's assets. Borrowings under the credit line are based on a formula, which is dependent primarily upon the performance and maturing of the Company's credit card receivables. There was $11.93 million outstanding under the credit line at November 30, 2000, with $3.07 million available for future borrowings.

The Company has also received secured financing from a related party, J.L.B. of Nevada, Inc., which is subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.32 million and accrued but unpaid interest totaled $2.17 million at November 30, 2000.

The Company has a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios. The borrower is a wholly owned, bankruptcy remote special purpose entity established by the Company for this transaction and is fully consolidated with the Company's financial results. Borrowings are non-recourse to the Company and based on the age of the non-performing consumer debt portfolios acquired by the Company coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $1.63 million outstanding under the credit line at November 30, 2000 with $0.44 million available for future borrowings.

The Company entered into a credit card receivables repurchase agreement with a bank in December 2000, whereby the bank purchased credit card receivables from the Company for a purchase price of $8.0 million. This agreement was used to repay an existing $6.0 million repurchase agreement.

The Company's wholly-owned qualified special purpose entity TCS Funding IV, Inc. has a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. On May 31, 2000, $10.0 million of the facility was used to purchase credit card receivables with a principal balance of $14.2 million at a purchase price of $12.1 million with $2.1 million of the purchase price recorded by the Company as a retained interest. Future borrowings under the facility are subject to the lender's discretion and a number of other conditions.

During the three month period ending November 30, 2000, the Company established a new wholly-owned qualified special purpose entity, Credit Store Services, Inc. ("CSSI"), for the purpose of purchasing non-performing consumer debt portfolios from the Company. Non-performing consumer debt portfolio sales to CSSI are equal to the Company's book value. CSSI entered into a $25.0 million credit facility with a lending institution to finance a portion of non-performing consumer debt portfolio acquisitions at the lender's discretion. As of November 30, 2000, the outstanding balance under CSSI's credit facility was $1.04 million, with $23.96 million available for future borrowings at the lender's discretion. The terms of the credit facility also provide that a percentage of the future cash flow of the purchased accounts be paid to the lender after the payment of principal and interest for amounts borrowed.

INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the six months ended November 30, 2000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the second quarter ended November 30, 2000 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, including credit line increases, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in the Company's Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 28, 2000. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

On May 27, 1999, the Company was sued on behalf of a class of Florida debtors in the United States District Court for the District of Florida in an action entitled McIntyre v. Credit Store Inc. On May 21, 1999, the Company was sued on behalf of class of Arizona debtors in the United States District Court for the District of Arizona in an action entitled Bingham v. The Credit Store, Inc. Both actions allege that communications sent by the Company to class members violate the Fair Debt Collection Practices Act and similar state laws in connection with attempts to collect out-of-statute debt. Both complaints seek monetary damages and declaratory judgments that the Company's mailers violate statutory provisions. The Company's motions to dismiss these cases have been granted and the suits have been dismissed. The time for appeal for the cases has not yet run.

In February 2000, the Company and certain officers and directors were sued in United States District Court for the Northern District of Illinois in an action entitled Greene v. Burke, et al. The suit was brought on behalf of a class of certain Illinois debtors alleging violations of the Fair Debt Collection Practices Act, the Federal Credit Repair Organization Act, and the Illinois Credit Services Organization Act arising out of the Company's attempts to collect out-of-statute debts. The complaint seeks actual, statutory and punitive damages on behalf of the class. The plaintiff has subsequently agreed to voluntarily dismiss the claim and the court has approved the dismissal.

On August 25, 2000, the Company was named as a co-defendant in an action brought on behalf of a class of debtors in the United States District Court for the Eastern District of Texas in an action entitled Barnett v. Experian Information Solutions, et al. The plaintiffs claim that their debt had been improperly reported as a bad debt on a credit-reporting bureau, Experian Information Solutions, Inc., which was also named as a defendant. Plaintiffs asserted claims against the Company under RICO and sought unspecified actual damages.

On October 20, 2000, the Company was named in an action on behalf of California debtors filed in Superior Court for the State of California, San Diego County, styled Maugeri v. The Credit Store, Inc., et al. The suit seeks damages and injunctive relief barring the Company from offering its credit card program to debtors whose debt is out-of-statute and/or cannot be reported on a credit bureau as bad debt. Claims are asserted against the Company under the California Business and Professions Code and related state statutes.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 6, 2000. At such meeting, the following matters were voted on:
       1. The five individuals listed below were elected to the Company's Board of Directors, with each receiving the number of shares set forth opposite his name (shares "for" and "against" represent shares of the Company's Common Stock, all of the shares of the Company's outstanding Series A and Series B Preferred Stock were voted in favor of the following):

                a.   Jay L. Botchman            28,768,298 for nominee and none
                                                against

                b.   J. Richard Budd, III        28,768,298 for nominee and none
                                                 against
                c.   Barry E. Breeman            28,768,298 for nominee and none
                                                 against
                d.   Kevin T. Riordan            28,768,298 for nominee and none
                                                 against
                e.   Geoffrey A. Thompson        28,768,298 for nominee and none
                                                 against

        2. The Company's Amended 1997 Stock Option Plan was approved with 22,617,417 votes cast for the motion, 29,100 votes cast against the motion, and 2,105 votes abstaining (shares "for", "against" and "abstaining" represent shares of the Company's Common Stock, all of the shares of the Company's outstanding Series A and Series B Preferred Stock were voted in favor of the motion).

        3. The appointment of Grant Thornton LLP as independent public accountants of the Company for the fiscal year ending May 31, 2001 was ratified with 28,775,448 votes cast for the motion, 1,000 votes cast against the motion, and 750 votes abstaining (shares "for", "against" and "abstaining" represent shares of the Company's Common Stock, all of the shares of the Company's outstanding Series A and Series B Preferred Stock were voted in favor of the motion).

For further information respecting all such matters reference is made to the Company's definitive proxy statement dated October 13, 2000 (File No. 001-16083).

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the second quarter ended November 30, 2000:


                  EXHIBIT                                DESCRIPTION
                 ---------  -------------------------------------------------------------------------
                   3.1      Amended and Restated Certificate of Incorporation.*
                   3.2      Amended and Restated By-Laws of the Company.
                   4        Specimen certificate representing shares of Common Stock.*
                   10.23    Amended and Restated 1997 Stock Option Plan**
                   10.42    Receivables Purchase Agreement, dated as of May 31, 2000, by and between The Credit Store, Inc. and TCS Funding IV, Inc.
                   10.43    Master Credit and Security Agreement, dated as of May 31, 2000, by and among TCS Funding IV, Inc., The Credit Store, Inc., and Miller &
                            Schroeder Investments Corporation.
                   10.44    Account Purchase Agreement,  dated as of October 31, 2000, by and among The Credit Store, Inc. and Credit Services, Inc.
                   10.45    Converted Accounts/Receivables Sale Agreement, dated as of October 31,
                            2000, by and among Credit Store Services, Inc. and The Credit Store, Inc.
                   10.46    Master Loan and Servicing Agreement, dated October 31, 2000, by and among Credit Store Services, Inc., The Credit Store, Inc., and The Varde
                            Fund IV-A.#
                   10.47    Repurchase Agreement, dated November 22, 2000, by and between Bank of Hoven and The Credit Store, Inc.



    * Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).
    ** Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278).
    # Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b) REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K dated September 22, 2000 (File No. 001-16083) reporting that on

September 22, 2000, the Board of Directors of the Company appointed Geoffrey A. Thompson as the Interim (non-executive) Chairman of the Board of the Company and appointed Kevin T. Riordan, the President and Chief Operating Officer of the Company, to the Board of Directors. The Company also announced that Martin J. Burke, III had resigned as the Chairman of the Board, Chief Executive Officer and as a director of the Company.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CREDIT STORE, INC.

        DATE:   January 16, 2001          By  Kevin T. Riordan
                ----------------              ----------------
                                          President and Chief Operating Officer



        DATE:   January 16, 2001          By  Michael J. Philippe
                ----------------              -------------------
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

         EXHIBIT                                 DESCRIPTION                                             PAGE
        ---------   -------------------------------------------------------------------------   -------------------------
           3.1      Amended and Restated Certificate of Incorporation.*                         Incorporated by Reference
           3.2      Amended and Restated By-Laws of the Company.                                Filed Electronically
           4        Specimen certificate representing shares of Common Stock.*                  Incorporated by Reference
           10.23    Amended and Restated 1997 Stock Option Plan**                               Incorporated by Reference
           10.42    Receivables  Purchase Agreement, dated as of May 31, 2000,  by and          Filed Electronically
                    between The Credit Store, Inc. and TCS Funding IV, Inc.
           10.43    Master Credit and Security Agreement, dated as of May 31, 2000, by and      Filed Electronically
                    among TCS Funding IV, Inc.,  The Credit Store, Inc., and Miller &
                    Schroeder Investments Corporation.
           10.44    Account Purchase  Agreement, dated as of October 31, 2000, by and           Filed Electronically
                    among The Credit Store, Inc. and Credit Services, Inc.
           10.45    Converted Accounts/Receivables Sale Agreement, dated as of October 31,      Filed Electronically
                    2000, by and among Credit Store Services, Inc. and The Credit Store, Inc.
           10.46    Master Loan and Servicing Agreement, dated October 31, 2000, by and         Filed Electronically
                    among Credit Store Services, Inc., The Credit Store, Inc., and The Varde
                    Fund IV-A.#
           10.47    Repurchase Agreement, dated November 22, 2000, by and between Bank          Filed Electronically
                    of Hoven and The Credit Store, Inc.


    * Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).
    ** Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278).
    # Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.