Form 10-Q
period 2001-02-28
CREDIT STORE INC
filed 2001-04-16
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended February 28, 2001

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

Commission file number __________

                             THE CREDIT STORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                         87-0296990
                         --------                         ----------
             (State or other jurisdiction of          (I.R.S. employer
              incorporation or organization)          identification no.)


              3401 North Louise Avenue
             Sioux Falls, South Dakota                      57107
             -------------------------------                -----
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No | |

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,851,465 issued and outstanding as of March 31, 2001.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                     For the Quarter Ended February 28, 2001

                                      INDEX

                                                                                      PAGE
                                                                                      ----
 PART I.          FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets as of February 28, 2001
                  and May 31, 2000                                                     3

                  Condensed Consolidated Statements of Operations
                  for the three months ended February 28, 2001 and
                  February 29, 2000                                                    4

                  Condensed Consolidated Statements of Operations
                  for the nine months ended February 28, 2001 and
                  February 29, 2000                                                    5

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended February 28, 2001 and
                  February 29, 2000                                                    6

                  Notes to Condensed Consolidated Financial Statements                 7

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           10

          Item 3. Quantitative and Qualitative Disclosures About Market Risk          13

 PART II.         OTHER INFORMATION                                                   14

          Item 1. Legal Proceedings                                                   14

          Item 2. Changes in Securities                                               14

          Item 3. Defaults under Senior Securities                                    14

          Item 4. Submission of Matters to Vote of Security Holders                   14

          Item 5. Other Information                                                   15

          Item 6. Exhibits and Reports on Form 8-K                                    15

 SIGNATURES                                                                           17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       February 28,       May 31,
                                                                                           2001            2000
                                                                                     ---------------  --------------
                                                                                        (Unaudited)
                                          ASSETS
         Cash and cash equivalents                                                   $    3,212,608   $    1,423,248
         Restricted cash                                                                  1,250,000        1,025,631
         Accounts and notes receivable, net                                               4,018,713        2,765,882
         Prepaid expenses                                                                 1,177,328        1,341,516
         Amounts due from special purpose entities                                          669,121        9,332,890
         Investments in receivable portfolios, net                                       40,209,594       33,892,290
         Investment in unconsolidated affiliates                                          1,161,897        1,279,888
         Retained interest in securitized receivables                                     4,825,011        2,142,846
         Property and equipment, net of accumulated depreciation                          5,952,272        4,790,060
         Goodwill, net                                                                    2,192,616        2,347,999
         Deferred tax asset                                                               2,700,000        2,700,000
         Other assets                                                                     1,072,119        1,345,942
                                                                                     --------------   --------------

                         Total assets                                                $   68,441,279   $   64,388,192
                                                                                     ==============   ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         Accounts payable and accrued expenses                                       $    6,135,620   $    4,499,142
         Notes payable                                                                   25,856,004       23,609,326
         Capitalized lease obligations                                                    4,259,906        2,766,228
         Subordinated notes and accrued interest payable -
           related party                                                                 20,002,251       19,139,028
                                                                                     --------------   --------------

                         Total liabilities                                               56,253,781       50,013,724
                                                                                     --------------   --------------

         STOCKHOLDERS' EQUITY

         Preferred Stock, Series A, B, C, D and E                                        27,000,000       27,000,000
         Common Stock, $.001 par value, 65,000,000 authorized, 34,851,465 and
           34,761,965 outstanding at February 28, 2001 and May 31, 2000                      34,851           34,762
         Additional paid-in capital                                                      23,972,421       23,743,260
         Unrealized gain from retained interest in securitized
           receivables, net of tax                                                        2,020,606          638,227
         Accumulated deficit                                                            (40,840,380)     (37,041,781)
                                                                                     --------------   --------------

                         Total stockholders' equity                                      12,187,498       14,374,468
                                                                                     --------------   --------------

                         Total liabilities and stockholders' equity                  $   68,441,279   $   64,388,192
                                                                                     ==============   ==============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                       -------------------------------
                                                                       February 28,       February 29,
                                                                           2001               2000
                                                                      -------------      -------------
         Revenue
            Income from receivables                                   $  10,168,433      $   7,816,171
            Gain on sales of portfolios and retained interests              577,985            555,411
            Servicing fees and other income                               1,062,546            398,071
            Provision for losses                                         (1,457,485)        (1,007,602)
                                                                      -------------      -------------

                      Net revenue                                        10,351,479          7,692,051
                                                                      -------------      -------------
         Expenses
            Salaries and employee benefits                                3,511,971          3,281,893
            Professional and financing fees                                 939,127            808,058
            Credit card servicing                                         1,928,483          1,946,384
            Occupancy and equipment expense                                 801,891            816,388
            Other                                                         1,034,066          1,508,558
                                                                      -------------      -------------

                      Total expenses                                      8,215,538          8,361,281
                                                                      -------------      -------------

         Operating income (loss)                                          2,135,941           (669,230)

         Interest expense                                                 1,460,334          1,166,698
                                                                      -------------      -------------

         Income (loss) before income taxes                                  675,607         (1,835,928)

         Income tax expense                                                      --                 --
                                                                      -------------      -------------

         Net income (loss)                                                  675,607         (1,835,928)

         Dividends on preferred stock                                      (500,000)          (500,000)
                                                                      -------------      -------------

         Net income (loss), applicable to
           common shareholders                                        $     175,607      $  (2,335,928)
                                                                      =============      =============

         Net income (loss) per share
            Basic                                                     $         .01      $        (.07)
                                                                      =============      =============

            Diluted                                                   $         .00      $        (.07)
                                                                      =============      =============

         Weighted-average common shares outstanding
            Basic                                                        34,851,042         34,761,965
                                                                      =============      =============

            Diluted                                                      35,491,342         34,761,965
                                                                      =============      =============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                      --------------------------------
                                                                       February 28,       February 29,
                                                                           2001               2000
                                                                      -------------      -------------
         Revenue
            Income from receivables                                   $  30,605,069      $  22,987,854
            Gain on sales of portfolios and retained interests            1,146,367          6,891,632
            Servicing fees and other income                               2,845,127          1,744,132
            Provision for losses                                         (7,063,454)        (4,815,469)
                                                                      -------------      -------------

                      Net revenue                                        27,533,109         26,808,149
                                                                      -------------      -------------
         Expenses
            Salaries and employee benefits                               10,435,176          9,897,670
            Professional and financing fees                               3,573,816          2,675,516
            Credit card servicing                                         6,155,714          5,134,976
            Occupancy and equipment expense                               2,331,328          2,542,404
            Other                                                         4,574,055          3,274,408
                                                                      -------------      -------------

                      Total expenses                                     27,070,089         23,524,974
                                                                      -------------      -------------

         Operating income                                                   463,020          3,283,175

         Interest expense                                                 4,261,618          3,306,152
                                                                      -------------      -------------

         Loss before income taxes                                        (3,798,598)           (22,977)

         Income tax expense                                                      --         (1,286,409)
                                                                      -------------      --------------

         Net loss                                                        (3,798,598)        (1,309,386)

         Dividends on preferred stock                                    (1,500,000)        (1,500,000)
                                                                      -------------      -------------

         Net loss, applicable to
           common shareholders                                        $  (5,298,598)     $  (2,809,386)
                                                                      =============      =============

         Net loss per share
            Basic                                                     $        (.15)     $        (.08)
                                                                      =============      =============

            Diluted                                                   $        (.15)     $        (.08)
                                                                      =============      =============

         Weighted-average common shares outstanding
            Basic                                                        34,823,124         34,761,965
                                                                      =============      =============

            Diluted                                                      34,823,124         34,761,965
                                                                      =============      =============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                ---------------------------------------
                                                                                February 28,             February 29,
                                                                                    2001                     2000
                                                                                -------------            --------------
         Cash flows from operating activities:
            Net loss                                                            $  (3,798,598)           $   (1,309,386)
            Adjustments to reconcile net loss to
               net cash used in operating activities -
              Provision for credit card losses                                      7,063,454                4,815,469
              Amortization of receivable portfolios discount                      (14,567,567)                (969,743)
              Depreciation and amortization                                         1,454,894                1,930,680
              (Gain) loss from unconsolidated affiliates                              (29,873)                 362,789
              Gain on sale of portfolios and retained interests                    (1,146,367)              (5,260,358)
              Other                                                                    25,534                       --
              Deferred tax expense                                                         --                1,286,409
              Changes in operating assets and liabilities:
                    Restricted cash                                                  (224,369)                 (75,029)
                    Accounts and notes receivable                                    (753,311)              (1,696,167)
                    Prepaid expenses                                                  166,052                 (619,668)
                    Receivable from unconsolidated affiliate                        8,663,769                1,230,700
                    Accrued interest and fees receivable                           (1,015,947)              (1,314,620)
                    Other assets                                                      (67,123)                  74,551
                    Unearned fees                                                    (150,886)                 170,813
                    Accounts payable and accrued expenses                           2,499,701                 (895,114)
                                                                                -------------            -------------

                      Net cash used in
                         operating activities                                      (1,880,637)              (2,268,674)
                                                                                --------------           --------------

         Cash flows from investing activities:
            Collection of investments in receivable portfolios                     27,246,904               16,864,934
            Funds advanced on securitized credit card receivables                    (960,206)              (2,036,060)
            Funds advanced on credit cards                                        (21,343,444)             (21,999,736)
            Purchase of consumer debt portfolios                                   (4,055,708)             (12,120,658)
            Proceeds from sale of portfolios and retained interests                 1,146,367                8,643,233
            Acquisition of property and equipment                                  (2,462,486)                (267,395)
                                                                                -------------            -------------

                    Net cash used in
                      investing activities                                           (428,573)             (10,915,682)
                                                                                     ---------             ------------

         Cash flows from financing activities:
            Net proceeds (payments) from debt                                       2,246,678               13,745,342
            Borrowings from sale/leaseback transactions                             2,739,234                  539,438
            Payments on capital lease obligations                                  (1,245,556)              (1,604,606)
            Partner distributions from unconsolidated affiliates                      147,864                       --
            Proceeds from exercises of stock options                                  210,350                       --
                                                                                -------------            -------------

                    Net cash provided by
                      financing activities                                          4,098,570               12,680,174
                                                                                -------------            -------------

                    Net increase (decrease) in cash and cash equivalents            1,789,360                 (504,182)

         Cash and cash equivalents at beginning of period                           1,423,248                3,533,930
                                                                                -------------            -------------


         Cash and cash equivalents at end of period                             $   3,212,608            $   3,029,748
                                                                                =============            =============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

The Credit Store, Inc. is a technology based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. The Company reaches these consumers by acquiring portfolios of non-performing consumer receivables and offering a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet the Company's underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. After the consumers have made a certain number of on-time payments on their outstanding credit card balance, the Company seeks to finance, sell or securitize the credit card receivables generated by this business strategy. To those consumers who do not accept the credit card offer, the Company will accept lump sum settlements and installment payment plans.

The Company has four subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Card Alliance, Inc. and TCS Funding IV, Inc. These subsidiaries are wholly owned by the Company; however, only Credit Store Capital Corp. and American Credit Alliance, Inc. are consolidated in the enclosed financial statements. Credit Store Services, Inc. and Credit Store Capital Corp. acquire non-performing consumer receivables and contract with the Company to offer consumers a credit card under the Company's program or to accept settlements or payment plans. See Note E - Securitization of Receivable Portfolios. American Credit Alliance owns a 50% interest in Dakota Card Fund II, LLC, a limited liability company that contracts with the Company to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc. was established for the purpose of purchasing performing credit card receivables from the Company. See Note E - Securitization of Receivable Portfolios.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2001, the results of operations for the three months ended February 28, 2001 and February 29, 2000, and the results of operations and cash flows for the nine months ended February 28, 2001 and February 29, 2000. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of the results for the full year.

NOTE C - NET INCOME (LOSS) PER SHARE

The Company's basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) applicable to common stockholders is computed by deducting dividends on preferred stock from net income or net loss. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

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

The Company monitors impairment of receivable portfolios based on discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. The receivable portfolios are evaluated for impairment periodically based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No such provision for losses was recorded in the three or nine months ended February 28, 2001.

The change to the accrual method resulted in an increase of $10.6 million in income from credit card receivables during the first nine months of fiscal 2001, compared to the amount that would have been reported under the cost recovery method previously used, and an increase of $3.29 million in provision for losses on credit card receivables. Prior periods are not required to be restated.

NOTE E - SECURITIZATION OF RECEIVABLE PORTFOLIOS

During the year ended May 31, 2000, the Company established a wholly-owned qualified special purpose entity (SPE), TCS Funding IV, Inc. (TCS IV), for the purpose of purchasing performing credit card receivables from the Company. TCS IV entered into a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The initial sale of credit card receivables to the SPE was for approximately $12.1 million. TCS IV provided $10.0 million of the purchase price and the remaining approximately $2.1 million was recorded as retained interest by the Company. The unrealized gain of approximately $638 thousand, included in the retained interest, was recorded net of tax as a separate component of stockholders equity.

During October 2000, the Company established a new wholly-owned qualified special purpose entity (SPE), Credit Store Services, Inc. (CSSI), for the purpose of purchasing non-performing consumer debt portfolios from the Company. The Company contracts with CSSI to offer consumers credit cards under the Company's program or to accept settlements or payment plans. Non-performing consumer debt portfolio sales to CSSI are equal to the Company's book value. CSSI entered into a $25.0 million credit facility with a lending institution to finance a portion of acquired portfolios at the lender's discretion, which facility expires in October 2003. During the three months ended February 28, 2001, the Company sold approximately $396.5 million of face value at a sales price of $5.4 million to CSSI. As of February 28, 2001, the outstanding balance under CSSI's credit facility was $6.2 million, with $18.8 million available for future borrowings. The terms of the credit facility also provide that a percentage of the future cash flow of the purchased accounts be paid to the lender after the payment of principal and interest for amounts borrowed.

The following summarizes the changes in the balance of the Company's retained interest for the nine months ended February 28, 2001:

                                                                    Gross         Estimated
                                                   Amortized      unrealized         fair
                                                     cost            gains          value
                                                   ----------     ----------      ----------

     Balance at beginning of period                $1,175,837     $  967,011      $2,142,848
       Retained interests in portfolios sold          684,217              -         684,217
       Interest accrued                               615,567              -         615,567
       Change in unrealized gain                            -      1,382,379       1,382,379
                                                   ----------     ----------      ----------
     Balance at end of period                      $2,475,621     $2,349,390      $4,825,011
                                                   ==========     ==========      ==========

As of February 28, 2001, retained interest with an amortized cost of $2,475,621 and an estimated fair value of $4,825,011 were "available-for-sale." This resulted in a net unrealized gain of $2,349,390, net of a deferred tax expense of $328,784.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) two class actions alleging violation of the Fair Debt Collection Practices Act ("FDCPA") and/or state law in connection with mailers sent to prospective customers whose debt was out-of-statute, and (ii) one class action alleging RICO and FDCPA claims arising out of the reporting of credit information. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE G - DEVELOPMENT AGREEMENTS

In October 1996, the Company's predecessor entered into two Business Development Agreements (the "Development Agreements"). The party to one of the Development Agreements is a beneficial owner of 4 million shares of the Company's common stock and 400 thousand shares of the Company's Series B Preferred Stock. Both agreements are currently in dispute. The Company has questioned whether the Development Agreements provide adequately for consideration to the Company, and if so, whether such consideration has been provided to the Company. Payments of royalties under both Development Agreements were discontinued in February 2001. The issue of the Company's continuing obligation is under discussion among the contracting parties.

NOTE H - INVESTMENTS IN RECEIVABLE PORTFOLIOS

The Company acquires portfolios of non-performing consumer debt. These debts are acquired at a substantial discount from the actual outstanding consumer balance. The remaining outstanding balance of the debt acquired by the Company at February 28, 2001 and May 31, 2000 was approximately $3.5 billion and $3.1 billion, respectively. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. Any debt that consumers do not settle remains uncollected by the Company and may be sold to a third party. The Company expenses origination costs, including direct mail and telemarketing costs, as incurred.

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                              February 28,      May 31,
                                                                  2001           2000
                                                             -------------    --------------
                                                             (unaudited)
         Cost and accretion                                  $  12,866,828    $   9,648,090
                                                             -------------    -------------

         Principal funded on new advances and purchases      $  31,661,047    $  26,536,055
         Accrued interest on principal funded                      389,016          420,383
         Accrued fees                                              342,274          429,727
                                                             -------------    -------------

                                                                32,392,337       27,386,165
                                                             -------------    -------------

         Less
         Provision for losses on credit card receivables         4,534,330        2,475,838
         Unearned fees                                             515,241          666,127
                                                             -------------    -------------

                                                                 5,049,571        3,141,965
                                                             -------------    -------------

         Investments in receivable portfolios                $  40,209,594    $  33,892,290
                                                             =============    =============

         Total credit card balances (1)                      $  88,717,391    $  77,832,562
                                                             =============    =============

         Available credit (2)                                $   9,616,502    $   7,837,918
                                                             =============    =============

(1) Total credit card balances in the chart above represent the total amount owed to the Company by the cardholders through initial settlement, new charges, interest, fees and payments.

(2) Available credit represents the amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000:

REVENUES. Net revenue for the quarter ended February 28, 2001 was $10.35 million, a 34.6% increase from the $7.69 million recorded during the quarter ended February 29, 2000. Core revenue, defined as income from receivables and servicing fees and other income, increased 36.7% during the third quarter of fiscal year 2001 as compared to the third quarter of fiscal year 2000 impacted positively by the adoption of accrual accounting for receivable portfolios. Gains from sales of portfolios and retained interests in securitized receivables increased 4.1% from $0.56 million in the quarter ended February 29, 2000 to $0.58 million in the quarter ended February 28, 2001. The provision for losses increased 35.3% from $1.01 million in the quarter ended February 29, 2000 to $1.46 million in the quarter ended February 28, 2001 and remained stable as a percentage of core revenue at 13.1% in the quarter ended February 29, 2000 and 13.0% in the quarter ended February 28, 2001.

During the first quarter of Fiscal 2001, the Company adopted the accrual method of accounting for its investment in receivable portfolios. Prior to June 1, 2000, the Company used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. The accrual method recognizes the discount on acquired portfolios over the period in which the payments are probably of collection. The recognition of this disount is based on the effective interest rate of each portfolio. The accrual method accelerates the recognition of revenue as compared to the cost recovery method. For the third quarter of fiscal 2001, the adoption of the accrual method of accounting resulted in an increase of $2.95 million in income from credit card receivables, and an increase of $937 thousand in provision for losses on credit card receivables.

EXPENSES. Total operating expenses for the quarter ended February 28, 2001 were $8.22 million, a 1.7% decrease from $8.36 million in the quarter ended February 29, 2000. Salaries and employee benefits increased 7.0% from $3.28 million in the quarter ended February 29, 2000 to $3.51 million in the quarter ended February 28, 2001, and decreased as a percentage of core revenue from 40.0% in the quarter ended February 29, 2000 to 31.3% in the quarter ended February 28, 2001. Professional and financing fees increased 16.2% from $0.81 million in the quarter ended February 29, 2000 to $0.94 million in the quarter ended February 28, 2001 and as a percentage of core revenue decreased from 9.8% in the quarter ended February 29, 2000 to 8.4% in the quarter ended February 28, 2001. Credit card servicing remained constant at $1.95 million in the quarter ended February 29, 2000 and $1.93 million in the quarter ended February 28, 2001 and as a percentage of core revenue decreased from 23.7% in the quarter ended February 29, 2000 to 17.2% in the quarter ended February 28, 2001. Other expenses decreased 31.5% from $1.51 million in the quarter ended February 29, 2000 to $1.03 million in the quarter ended February 28, 2001 and decreased as a percent of core revenues from 18.4% in the quarter ended February 29, 2000 to 9.2% in the quarter ended February 28, 2001.

INTEREST EXPENSE. Interest expense increased 25.2% from $1.17 million in the quarter ended February 29, 2000 to $1.46 million in the quarter ended
February 28, 2001, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense decreased from 14.2% in the quarter ended February 29, 2000 to 13.0% in the quarter ended February 28, 2001.

INCOME TAX EXPENSE. No income tax expense was recorded the third quarters of fiscal year 2001 and 2000 as the fiscal year to date corresponding periods reflect net losses.

NET INCOME (LOSS). Net income was $0.68 million for the quarter ended February 28, 2001 compared to a net loss of $1.84 million in the quarter ended February 29, 2000. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders. After the effect of preferred dividends of $0.50 million in both quarters, the net income applicable to common shareholders was $0.18 million, or $.01 and $.00 per basic and diluted common share, in third quarter of fiscal year 2001, compared to a net loss of $2.34 million, or ($.07) per basic and diluted common share, in the third quarter of fiscal year 2000.

NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2000:

REVENUES. Net revenue for the nine months ended February 28, 2001 was $27.53 million, a 2.7% increase from the $26.81 million recorded during the nine months ended February 29, 2000. Core revenue, defined as income from receivables and servicing fees and other income, increased 35.3% during the first nine months of fiscal year 2001 as compared to the first nine months of fiscal year 2000, and was impacted positively by the adoption of accrual accounting for receivable portfolios. Gains from sales of portfolios and retained interests in securitized receivables decreased 83.4% from $6.89 million in the nine months ended February 29, 2000 to $1.15 million in the nine months ended February 28, 2001 due to the sale of three special purpose entities in November 1999 with no similar event during the first nine months of fiscal year 2001. The provision for losses increased 46.7% from $4.82 million in the nine months ended February 29, 2000 to $7.06 million in the nine months ended February 28, 2001 and increased as a percentage of core revenue from 19.5% in the nine months ended February 29, 2000 to 21.1% in the nine months ended February 28, 2001.

During the first quarter of Fiscal 2001, the Company adopted the accrual method of accounting for its investment in receivable portfolios. Prior to June 1, 2000, the Company used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. The accrual method recognizes the discount on acquired portfolios over the period in which the payments are probably of collection. The recognition of this disount is based on the effective interest rate of each portfolio. The accrual method accelerates the recognition of revenue as compared to the cost recovery method. For the first nine months of fiscal 2001, the adoption of the accrual method of accounting resulted in an increase of $10.56 million in income from credit card receivables, and an increase of $3.29 million in provision for losses on credit card receivables.

EXPENSES. Total operating expenses for the nine months ended February 28, 2001 were $27.07 million, a 15.1% increase from $23.53 million in the nine months ended February 29, 2000. Increased expenses were largely related to a 20.3% increase in credit card receivables owned and managed from $96.50 million for the nine months ended February 29, 2000 to $116.06 million for the nine months ended February 28, 2001. Salaries and employee benefits increased 5.4% from $9.90 million in the nine months ended February 29, 2000 to $10.44 million in the nine months ended February 28, 2001and decreased as a percentage of core revenue from 40.0% in the nine months ended February 29, 2000 to 31.2% in the nine months ended February 28, 2001. Professional and financing fees increased 33.6% from $2.68 million in the nine months ended February 29, 2000 to $3.57 million in the nine months ended February 28, 2001 and as a percentage of core revenue remained constant at 10.8% in the nine months ended February 29, 2000 compared to 10.7% in the nine months ended February 28, 2001. Credit card servicing increased 19.9% from $5.13 million in the nine months ended February 29, 2000 to $6.16 million in the nine months ended February 28, 2001 and as a percentage of core revenue decreased from 20.8% in the nine months ended February 29, 2000 to 18.4% in the nine months ended February 28, 2001. Other expenses increased 39.7% from $3.27 million in the nine months ended February 29, 2000 to $4.57 million in the nine months ended February 28, 2001. Other expenses increased slightly as a percent of core revenues from 13.2% in the nine months ended February 29, 2000 to 13.7% in the nine months ended February 28, 2001.

INTEREST EXPENSE. Interest expense increased 28.9% from $3.31 million in the nine months ended February 29, 2000 to $4.26 million in the nine months ended February 28, 2001, based on a higher average amount of debt outstanding. As a percentage of core revenue, interest expense decreased from 13.4% in the nine months ended February 29, 2000 to 12.7% in the nine months ended February 28, 2001.

INCOME TAX EXPENSE. The company recorded a $1.29 million tax expense during the nine months ended February 29, 2000 as a result of the gain from sale of the retained interests in its securitizations. No income tax benefits related to the net loss were recorded in the nine months ended February 28, 2001 due to the uncertainty as to the recognition of these future tax benefits.

In prior years, the Company has recognized a tax benefit and deferred tax asset for a portion of its net operating loss carryforward that had been previously offset by a valuation allowance. This tax benefit was recorded due to the achievement of net income in fiscal 2000 and 1999 and the projection of net income in future years at levels greater than 2000 and 1999. The recognition of net income for fiscal 2001 is dependent on the sale of seasoned credit card accounts in the fourth quarter as planned in the forecast. No additional tax benefit has been recognized in the quarter ending February 28, 2001 pending the execution of these planned transactions.

NET LOSS. Net loss was $1.31 million of rate nine months ended February 29, 2000 compared to a net loss of $3.80 million in the nine months ended February 28, 2001. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders. After the effect of preferred dividends of $1.5 million in each none month period, the net loss applicable to common shareholders was $2.81 million, or ($.08) per basic and diluted common share, in the first nine months of fiscal year 2000, compared to a net loss of $5.30 million, or ($.15) per basic and diluted common share, in the first nine months of fiscal year 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain an adequate level of liquidity through active management of assets and liabilities, through sales or securitizations of credit card receivables, and through debt and equity financing. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of the Company's assets and the seasonality of the credit card business. At February 28, 2001, the Company had $3.21 million of cash and cash equivalents, compared to $1.42 million at May 31, 2000. The Company maintains restricted cash reserves at its banks to facilitate the funding of new charges and advances on its customer's credit cards. These restricted balances were $1.25 million at February 28, 2001, and $1.03 million at May 31, 2000.

The Company maintains a senior secured revolving credit line with Coast Business Credit, a division of Southern Pacific Bank. The credit line is for $15 million and is secured by substantially all of the Company's assets. Borrowings under the credit line are based on a formula, which is dependent primarily upon the performance and maturity of the Company's credit card receivables. There was $14.31 million outstanding under the credit line at February 28, 2001, with $0.69 million available for future borrowings. The Company has entered into an amendment with Coast Business Credit to extend the credit line from July 7, 2001 through May 31, 2002. The amendment reduces the amount available to the Company to $13 million after June 30, 2001, $10 million after September 30, 2001, $7.5 million after December 31, 2001, and $5.0 million by March 31. The Company may add participating lenders to the Coast credit line to increase the amounts available to the Company. The Company is in discussion with potential participants and replacement lenders to increase the amounts available to the Company for working capital purposes. There can be no assurance that the Company will be successful in obtaining participants in or a replacement for the Coast credit line. The Company believes the existing credit facility, as extended, together with amounts expected to be received by the Company from securitizations and credit card portfolio sales, will be adequate to meet its working capital needs through the Company's third fiscal quarter of 2002.

The Company has also received secured financing from a related party, J.L.B. of Nevada, Inc., which is subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.32 million and accrued but unpaid interest totaled $2.68 million at February 28, 2001.

The Company has a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios. The borrower is a wholly owned, bankruptcy remote special purpose entity established by the Company for this transaction and is fully consolidated with the Company's financial results. Borrowings are non-recourse to the Company and based on the age of the non-performing consumer debt portfolios acquired by the Company coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $2.74 million outstanding under the credit line at February 28, 2001 with $0.09 million available for future borrowings.

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

During the second quarter of fiscal 2001, the Company established a new wholly-owned qualified special purpose entity, Credit Store Services, Inc. ("CSSI"), for the purpose of purchasing non-performing consumer debt portfolios from the Company. Non-performing consumer debt portfolio sales to CSSI are equal to the Company's book value. CSSI entered into a $25.0 million credit facility with a lending institution to finance a portion of non-performing consumer debt portfolio acquisitions at the lender's discretion. As of February 28, 2001, the outstanding balance under CSSI's credit facility was $6.25 million, with $18.75 million available for future borrowings at the lender's discretion. The terms of the credit facility also provide that a percentage of the future cash flow of the purchased accounts be paid to the lender after the payment of principal and interest for amounts borrowed.

INFLATION

The Company believes that inflation has not had a material impact on its results of operations for the nine months ended February 28, 2001.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the third quarter ended February 28, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, including credit line increases, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in the Company's Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 28, 2000. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

The retained interest in securitized receivables is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. On a quarterly basis, management reviews the fair value assumptions which are based on the current cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require.

If the annual effective interest rate for the retained interest averages 10% more in 2002 than the effective interest rate as of February 28, 2001, the increase in the unrealized gain would be approximately $250,000 greater during the next 12 month period. Conversely, if the annual effective rate for the retained interest averages 10% less, the decrease in the unrealized gain would be approximately $250,000 lower during the next 12 month period.

The interest rates on our notes payable are generally indexed to the prime rate. Changes in short-term interest rates will affect our earnings. If the market interest rates for variable rate agreements increase or decrease at an average of 10%, interest expense would increase, and income before income taxes would not change by a material amount. The Company has not entered into derivative transactions to hedge the interest rate risk.

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

On May 27, 1999, the Company was sued on behalf of a class of Florida debtors in the United States District Court for the District of Florida in an action entitled McIntyre v. Credit Store Inc. On May 21, 1999, the Company was sued on behalf of a class of Arizona debtors in the United States District Court for the District of Arizona in an action entitled Bingham v. The Credit Store, Inc. The Company's motions to dismiss these cases were granted and the suits have been dismissed. The time for appeal of the ruling in McIntyre has expired and , while the ruling in Bingham is subject to a motion for reconsideration which is pending. For more information, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2000 (File No. 001-16083).



On August 25, 2000, we were named as a co-defendant in an action brought on behalf of a class of debtors in the United States District Court for the Eastern District of Texas in an action entitled Barnett v. Experian Information Solutions, et al. The plaintiffs claim that their debt was improperly reported as a bad debt on a credit-reporting bureau, Experian Information Solutions, Inc., which was also named as a defendant. On February 13, 2001 Plaintiffs amended their complaint which asserts claims against the Company under the Fair Debt Collection Practices Act and RICO and seeks unspecified actual damages. For more information, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2000 (File No. 001-16083).

The Court has granted final approval of the Settlement Agreement to resolve, without admitting any liability or wrongdoing, Apostol, as Administrator for the Estate of Curtis Kim v. M. Reza Fayazi, et al., McGlynn v. The Credit Store, Inc., et al., and Le v. The Credit Store, Inc., et al. The Company is obligated to pay $370,000 plus the costs of mailing and publication. Of this settlement amount, the Company anticipates that its insurance will cover $230,000, plus 65% of the costs of mailing and publication. For more information, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (File No. 000-28709).

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the third quarter ended February 28, 2001:

      Exhibit                                 Description
      -------   -----------------------------------------
        3.1     Amended and Restated Certificate of Incorporation.*
        3.2     Amended and Restated By-Laws of the Company.**
        4       Specimen certificate representing shares of Common Stock.*
       10.23    Amended and Restated 1997 Stock Option Plan***
       10.48    Letter Agreement dated February 27, 2001 amending that certain
                Repurchase Agreement dated November 30, 2000 by and between Bank of Hoven and The Credit Store, Inc.
       10.49    Amendment Number Nine to Loan and Security Agreement dated as of
                April 16, 2001 by and between The Credit Store, Inc. and Coast
                Business Credit.

      * Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).

     ** Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2000 (File No. 001-16083).

    *** Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278).

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

Not applicable.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CREDIT STORE, INC.

         DATE:   April 16, 2001         By  Kevin T. Riordan
                 --------------             ----------------
                                        President and Chief Operating Officer



         DATE:   April 16, 2001         By  Michael J. Philippe
                 --------------             -------------------
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit                                 Description
      -------   -----------------------------------------
        3.1     Amended and Restated Certificate of Incorporation.*
        3.2     Amended and Restated By-Laws of the Company.**
        4       Specimen certificate representing shares of Common Stock.*
       10.23    Amended and Restated 1997 Stock Option Plan***
       10.48    Letter Agreement dated February 27, 2001 amending that certain
                Repurchase Agreement dated November 30, 2000 by and between Bank of Hoven and The Credit Store, Inc.
       10.49    Amendment Number Nine to Loan and Security Agreement dated as of
                April 16, 2001 by and between The Credit Store, Inc. and Coast
                Business Credit.

      * Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10 filed February 24, 2000 (File No. 000-28709).

     ** Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2000 (File No. 001-16083).

    *** Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed July 26, 2000 (File No. 333-42278).

      # Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.