Form 10-K
period 2001-06-30
CREDIT STORE INC
filed 2001-10-15
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
 [X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2001

                                       or

 [ ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from      to


                        Commission File Number 000-28709


                             THE CREDIT STORE, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       87-0296990
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification Number)


        3401 NORTH LOUISE AVENUE
     SIOUX FALLS, SOUTH DAKOTA 57107                    (800) 240-1855
 (Address of principal executive offices       (Registrant's telephone number,
              and zip code)                          including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                              Name Of Each Exchange
        Title Of Each Class                   On Which Registered
        -------------------                   -------------------------
        Common Stock                          AMERICAN STOCK EXCHANGE
        par value $0.001 per
        Share

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the American Stock Exchange on September 30, 2001 was $45,306,904. Common stock outstanding at September 30, 2001: 34,851,465 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

                                     PART I

         This report contains "forward-looking statements" which you can generally identify by our use of forward-looking words including "believe," "expect," "may," "will," "could," "should," "seek," "look for," "project," "anticipate," or "plan" or the negative or other variations of these terms or similar expressions or by discussions of strategies that involve risk or uncertainty. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" discussed elsewhere in this Form 10-K. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

ITEM 1. BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS

         The Credit Store (the "Company") is a technology and information based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, we focus on consumers who have previously defaulted on debt. We reach these consumers by acquiring their defaulted debt. Through our direct mail and telemarketing operations, these consumers are offered an opportunity to:

         o        settle their debt, typically at a discount,

         o transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card, and

         o establish a positive credit history on their newly issued card by making timely and consistent payments.

         After six or more consecutive monthly payments have been made on the consumer's outstanding credit card balance we consider the account seasoned and available to sell or securitize. Because the focus of our business is to convert defaulted debt into seasoned credit cards, we periodically sell or securitize portfolios of these seasoned accounts.

         In December 1996, we acquired from Taxter One all the capital stock of a company which had been engaged through a subsidiary, Service One International, since January 1996 in the business of acquiring non-performing consumer debt portfolios and marketing and servicing credit cards generated from these portfolios. In connection with the acquisition, we changed our name to Credit Store, Inc. Prior to the acquisition, we discontinued operations of our prior line of business, which was unrelated to our current operations. In February 1998, we merged the acquired subsidiary and another wholly owned subsidiary, Credit Store Mortgage, Inc., into us. In March 1998, we merged with Service One International and changed our name to The Credit Store, Inc.

         We have five wholly owned subsidiaries: Credit Store Services, Inc., Credit Store Capital Corp., American Credit Alliance, Inc., TCS Funding IV, Inc. and TCS Funding V, Inc. Credit Store Services, Inc., a qualifying special purpose entity established in July 2000, and Credit Store Capital Corp., a special purpose entity established in July 2000, acquire non-performing consumer receivables and contract with us to offer consumers a credit card under our program or to accept settlements or payment plans. American Credit Alliance, Inc., established in June 1995, owns a 50% interest in Dakota Card Fund II, a limited liability company that contracts with us to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc., established in May 2000, and TCS Funding V, Inc., established in May 2001, are qualifying special purpose entities created in connection with securitizations for the purpose of purchasing performing credit card receivables from us.


INDUSTRY OVERVIEW

         We operate in the consumer finance industry, competing with issuers of revolving credit products and other buyers of non-performing consumer debt.

         The United States Federal Reserve reported that American consumers owed an aggregate of $1.58 trillion of debt as of July 2001, and that the size of the revolving credit market in the United States was in excess of $693 billion as of July 2001, up from $631 billion in July 2000. The United States Federal Reserve also reported that pools of securitized revolving credit assets totaled $377 billion as of July 2001, up from $330 billion as of July 2000. We believe the purchasing convenience associated with unsecured credit cards has driven the growth of credit cards and has made them the preferred consumer credit vehicle. In addition, we believe the purchase of consumer goods and services over the Internet will continue to fuel the demand for credit cards. We also believe the relative liquidity and predictability of these assets has fostered the widespread acceptance of revolving credit securitizations by investors.

         While traditional banking organizations have enjoyed significant advantages in consumer lending compared to non-bank providers of consumer loans, greater access to capital and the emergence of securitization markets, coupled with technological advances, has allowed non-banks to compete effectively with banks in this arena. We believe future success in the credit card industry will continue to be experienced primarily by highly focused organizations that are adept at using information and technology to market their products and manage risk within their portfolios.

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

         We, however, source our customers by purchasing non-performing consumer debt from banks and financial companies. We believe the purchase of charged-off debt is an efficient means to source new credit card customers in our target market. We believe the market for buying and selling non-performing consumer debt portfolios has expanded due to a steadily increasing volume of charged-off consumer debt coupled with a shift by originating institutions toward selling their portfolios of non-performing consumer loans. Historically, originating institutions had relied on large internal collection staffs for their initial collection efforts and outside collection agencies for accounts delinquent more than 180 days. As buyers emerged to purchase non-performing debt, originating institutions have increasingly sold these portfolios for cash. Institutions will usually sell accounts when the market prices exceed the net present value of retaining and working the accounts. In deciding whether to sell accounts, sellers also evaluate the potential return on investment from reinvesting the cash proceeds from portfolio sales in the core operations of originating and servicing new loans.

         According to Faulkner & Gray, a leading receivables management publisher, the sales volume of charged-off debt by initial credit grantors grew from $2.5 billion in 1990 to an estimated $52.0 billion in 2000. The 2000 estimate includes resale volume, which is when debt buyers sell accounts to other debt buyers. Sellers sell non-performing receivables in a number of ways. Some originating institutions pursue auction type sales by constructing a portfolio of receivables and seeking bids from specially invited competing parties. This approach has resulted in an increase in the number of receivables portfolios offered for sale by account brokers. Other means of selling receivables include privately negotiated direct sales where the originating institution contacts known, reputable purchasers. Originating institutions have also entered into "forward flow" sales contracts. These contracts require an originating institution to sell some or all of its receivables that meet specified criteria, such as balance size and elapsed time since delinquency, to a single purchaser during a specified period of time for an agreed on price.

BUSINESS OPERATIONS

         Our operations integrate the following disciplines: (1) portfolio acquisitions and divestitures; (2) scrubbing and modeling; (3) marketing, settlement and card origination; (4) cardholder services; and (5) receivables sales and securitizations.

         PORTFOLIO ACQUISITIONS AND DIVESTITURES:
         ---------------------------------------

         We acquire a variety of types of non-performing consumer debt including, but not limited to credit card receivables, consumer installment loans, cellular phone contracts, and automobile deficiencies on a nationwide basis, from a wide range of originating institutions, including banks and financial companies. We have acquired in excess of $6.5 billion in receivables. A typical portfolio contains between 5,000 and 150,000 consumer accounts that typically were charged-off by the original lending institution and passed through various stages of collection efforts. Usually, the size of each account is between $1,000 and $6,000, with an average balance of approximately $2,100. We purchase portfolios for prices typically ranging from 0.50% to 3.00% of the receivable balance.

         After acquiring a portfolio, we conduct an analysis to determine which accounts in the acquired portfolio should be returned to the seller because they do not meet the criteria established under the terms of the portfolio acquisition agreement. Although the terms of each portfolio acquisition agreement differ, examples of accounts that may be returned under a typical portfolio acquisition agreement include debts paid off prior to our acquisition, debts in which the consumer filed bankruptcy prior to our acquisition and debts in which the consumer was deceased prior to our acquisition. Typically, the agreement with the seller of the portfolio allows us to return these non-qualifying accounts for a specified period of time, which is generally between 120 and 180 days from the date of purchase. Under the typical portfolio acquisition agreement, the seller either replaces a returned account or refunds the portion of the purchase price attributable to the account.

         An increasing portion of our acquisitions come from our "cash for conversions" or "CFC" program, through which we pay the seller an agreed on price for each account we convert to a credit card. Under a CFC, we typically pay a higher price per account, but we only pay for the accounts we convert to a credit card. The price paid per account under a CFC is negotiated with the seller and depends on many factors including the market demand for the portfolio under consideration. At the end of the CFC term, unconverted accounts are returned to the seller.

         The consumer debt and credit card industries generally categorize delinquent and charged-off accounts into three groups: primary, secondary and tertiary. Primary accounts are typically 120 to 270 days past due and are in the process of being placed with collection agencies or collection attorneys for the first time. Secondary accounts are 270 to 360 days past due and may have already been placed with one collection agency. Tertiary accounts have already been placed unsuccessfully with more than two collection agencies. Most of the accounts we acquire are secondary and tertiary accounts.

         We have also purchased tertiary accounts which are "out of statute." An "out of statute account" is one in which the statute of limitations for collection of the debt has expired. Debt that is "out of statute" will not be enforced by a court of law. Accordingly, the likelihood of recoveries from such accounts is lower than on accounts that are currently enforceable by a court of law. These accounts are generally less attractive to buyers who employ a collection strategy and, consequently, we pay less for "out of statute" accounts than for "in statute" accounts. We actively purchase "out of statute" accounts because we believe our approach, which offers the consumer the utility of a credit card, is attractive to consumers who have typically been unable to qualify for a traditional bank credit card. We market to "out of statute" accounts in a fashion similar to the way we market to other potential consumers, but provide specific and detailed disclosure to the customer on the legal status of an "out of statute" account. Our policy is that we neither litigate nor threaten to litigate "out of statute" accounts.

         We continually seek new non-performing portfolios for purchase. Once new portfolios are located, an acquisition team is responsible for:

         o        coordinating due diligence;
         o        stratifying and analyzing the portfolio characteristics;
         o projecting conversions to new credit cards and the total cash collections on the account;
         o preparing bid proposals for review and approval by our senior management;
         o        processing and tracking the bids;
         o        documenting and closing the purchase; and
         o coordinating the receipt of account documentation for the acquired portfolios.

         We use our proprietary analytical methodology and database to evaluate a potential portfolio purchase. We have developed a large and valuable database of performance characteristics from the over $6.5 billion of receivables we acquired since 1996 that enables us to estimate future portfolio performance. For each portfolio we seek to acquire, we build a financial model that projects all cash inflows and outflows associated with the acquisition, including:

         o the number and dollar amount of credit cards that we will originate;
         o        the cost to originate these accounts;
         o the amount of net cash flows these cards will generate during the time we own the receivables;
         o        the cost to service these accounts;
         o the amount of cash received from non-card accounts and the cost to collect this cash; and
         o the amount of cash we will receive from the securitization and sale of receivables.

         The net present value of these cash flows are used to establish the portfolio price we offer to pay.

          We have developed a discipline of reselling unconverted accounts into the secondary market. In general, we resell portfolios of unconverted accounts when the price that other debt buyers are willing to pay exceeds the net present value of the cash flows that we expect to generate over the remaining life of the portfolio. We calculate the net present value of each portfolio on a monthly basis. To date, we have resold over $2 billion of non-performing debt into the secondary market.

          SCRUBBING AND MODELING:

          In our experience, much of the account information contained in the portfolios we acquire is stale. Accordingly, once a particular portfolio has been purchased, a "scrubbing" process begins. Scrubbing describes the process of electronically updating phone numbers and addresses on each account purchased and searching for bankrupt and deceased accounts. We have a scrubbing contract with Riskwise, a subsidiary of Lexis-Nexis specializing in locating consumers with little or no credit history. We believe using third-party scrubbing services produces quality results and allows us to efficiently focus our resources on marketing and servicing our customers.

          We have also developed proprietary scoring models in conjunction with Riskwise using our data on the over $6.5 billion in receivables we have acquired to date. These models allow us to focus on accounts with the best marketing potential. As we continue to develop and deploy more refined models, we believe they will allow us to refine our marketing campaigns by lowering our cost to originate and service our credit card accounts.

         MARKETING, SETTLEMENT AND CARD ORIGINATION:
         ------------------------------------------

          Once a portfolio acquisition is completed and the portfolio has been scrubbed, the receivables and accounts in the acquired portfolio are processed by our marketing, settlement and card origination departments. We believe that our consumer friendly and hands-on approach is a key component of our business strategy. Many of the receivables we acquire represent obligations of individuals who have, in the past several years, experienced some life-altering event, such as divorce, career displacement or major medical illness, and have recovered or currently are recovering financially from their setback. We contact potential customers through direct mail and by telephone and offer them the opportunity to settle their debt and obtain an unsecured credit card which they can use to make new purchases.

          We operate a 25,000 square foot mail center in Sioux Falls, South Dakota. Our mail center is equipped with high-speed printing, folding, inserting, zip sorting and mailing equipment capable of sending 180,000 pieces of mail a day. Having our direct mail operations in-house allows us to manage high quality direct mail campaigns in a cost-effective manner. Our mail center is linked electronically with our operation center, allowing our mail center to receive database information to print and mail specific mail campaigns. We also maintain a trained sales force that operates from our Sioux Falls, South Dakota headquarters. The group is supported by a state-of-the-art auto-dialer, which enables sales agents to effectively manage their large inventory of accounts. We employ approximately 45 sales agents and we currently have space and system capacity to significantly expand our telemarketing sales force. The auto-dialer enhances productivity via high-speed dialing coupled with a screening process to detect no-answers, nonexistent numbers and answering machines. This technology allows our sales agents to concentrate their efforts on actual customers. In addition to outgoing calls, we receive incoming calls that are prompted by mailings. Incoming calls are routed directly to the telemarketing department where sales agents service the inquiry. Our sales agents are trained to understand our customer base, keeping in mind that the individual has experienced the collection efforts of several agencies.

          A customer who accepts our offer, and meets our underwriting guidelines, is issued a new unsecured credit card by one of our unaffiliated issuing banks. The card has an outstanding balance and credit limit equal to the agreed settlement amount. The settlement amount is negotiated between our sales agent and the consumer. Historically, the average discount ranges between 20% and 30% of the amount owed to us per account, which may include accrued interest from the date of original default. The discount offered to a particular account will depend on several factors including the customer's ability, based on their income, to make the minimum monthly payments.

          As the customer makes principal payments on the outstanding balance, the customer frees up the credit limit for new purchases. In addition, we report the payment history on the credit card to the major credit bureaus giving our customers an opportunity to establish a positive payment history on their credit record by making timely and consistent payments.

          We believe our credit card product affords us more flexibility in working with the customer than the originating institution or third-party collection agency who are simply attempting to recover all or a portion of the amount owed. Factors that contribute to this increased flexibility include:

         o our ability to settle the account for an amount that fits within the customer's budget because we typically acquire accounts for between 0.50% and 3.00% of the actual outstanding balance;
         o our ability to offer a new unsecured credit card which has utility to the customer due to its revolving nature;
         o our freedom from many of the regulatory constraints and corporate philosophies that influence account resolution decisions of banks, savings and loans and other financial institutions; and
         o our ownership of the accounts which frees us from the time limitations on collecting funds generally faced by third-party collection agencies.

         The table below summarizes our standard credit card program as currently offered:


               Initial Credit Line:          Settlement amount
               Annual Fee:                   $0 the 1st year; $35 annually
                                             thereafter
               Interest Rate:                18.9% or 19.9%
               Grace Period:                 25 Days
               Late Fee:                     $10.00 - $19.00
               Over Limit Fee:               $10.00 - $19.00
               Cash Advance Fee:             Greater of 2% or $10.00
               Minimum Payment:              Greater of 3% or $10.00


         Applicants failing to meet our underwriting or exception criteria are notified of denial in accordance with the Equal Credit Opportunity Act. We offer these applicants, as well as any customer who does not wish to establish a new credit card account, installment and lump sum payment options to settle their debt. Applicants who meet our underwriting guidelines or exception criteria are notified of acceptance into the program and issued a card. Although the initial credit limit of the credit card is fully utilized when issued, an applicant regains availability of credit on the card as and to the extent the applicant makes principal payments. After establishing a positive payment history a customer may request a credit increase. Guidelines change periodically and depend on the customer's payment history but in general, a customer can request a credit line increase after their first payment, sixth payment, and annually thereafter. Our primary underwriting guidelines center on reported annual income and validation of contact information supplied by the customer. Historically, over 90% of applicants have qualified for a credit card.

         Once a customer has accepted our offer and has cleared the underwriting process, the relevant data is transmitted to First Data Resources to establish a new account on First Data Resources' credit card processing system and to one of two unaffiliated South Dakota based banks, The First National Bank in Brookings and Plains Commerce Bank (fka The Bank of Hoven) so that a Visa or Mastercard may be issued. First Data Resources is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing and merchant processing, for major financial institutions throughout the United States. We have arranged, through First Data Resources to provide some of our cardholder services including:

         o        data processing;
         o        card issuance;
         o        monthly customer statement processing; and
         o        customer correspondence.

         We believe that outsourcing these services to First Data Resources gives us operational efficiencies and the flexibility to handle additional growth. We believe that outsourcing the credit card issuance function to unaffiliated banks has allowed us to use our capital to acquire portfolios and build our marketing and servicing operations. We may in the future consider applying for a bank charter or acquiring an existing bank.

         We also offer the convenience of an Automatic Payment Program to our customers. Under this program, the customer authorizes us to withdraw from the customer's bank account the monthly minimum credit card payment. Approximately 14% of our customers are currently using the Automatic Payment Program. Accounts on the Automatic Payment Program have a lower incidence of delinquency than those accounts that are not on the Automatic Payment Program.

         CARDHOLDER SERVICES:
         -------------------

         We believe that to maximize the customer's payment performance, it is imperative to have a sophisticated, highly structured hands-on approach to educating and servicing the customers and addressing situations that would result in default without our attention and assistance. Our cardholder services group conducts our "Welcome Aboard" program verifying the customer has received the credit card, thoroughly understands the program and knows how to use the credit card. In addition, they place calls to customers at other critical times, including shortly before the first payment is due. These calls are a part of our educational approach with customers that stresses the importance and benefits of making timely and consistent payments.

         The cardholder services group handles calls from customers regarding their accounts, including:

         o        balance inquiries;
         o        billing inquires and disputes;
         o        requests for replacement cards; and
         o requests for temporary credit line increases and requests for evidence of account activity.

         Cardholder services representatives counsel the customer on use of the card and continue the process of instilling the importance and benefits of making timely and consistent payments.

         Our cardholder services group is also responsible for collection of delinquent credit card accounts in a prompt, professional and thorough manner in order to reduce net credit card losses. We use state of the art predictive and power dialing technology to maximize collector productivity and heavily emphasize "instant payment" products such as Western Union Quick Collect. Collection calls are prioritized using a special scoring model implemented through the First Data Resources servicing platform and are based on models developed by us for our specific customer base. We maintain a strict re-age policy which allows accounts to be re-aged if the cardholder displays a desire to correct the status of the account as well as an ability to continue making monthly payments on the account. We have systemic restrictions in place which prevent customer service representatives from performing unauthorized re-aging of accounts. In an effort to maximize cash flow, the settlement of an account may be negotiated in cases where we have determined that the account is destined to become a charge-off and there is no potential to retain the customer. Accounts are charged off and taken as a loss either after formal notification of bankruptcy or when they become contractually 180 days past due. Accounts identified as fraud losses are immediately reserved for and charged off no later than 90 days after the last activity. Our collections department manages recovery efforts on charged-off accounts.

         RECEIVABLE SALES AND SECURITIZATIONS:
         ------------------------------------

         An important piece of our business strategy is to securitize seasoned receivables and/or sell seasoned receivables to third parties for cash. When we complete a sale or securitization we typically realize a gain in an amount equal to the excess of the cash proceeds from the sale or securitization over our cost basis in the receivables for those receivables carried on our financial statements under the cost recovery accounting methodology or an increase rate in the return on receivables in the month of sale and over the remaining life of the portfolio for those portfolios carried on our financial statements under the accrual accounting methodology. See "Management Discussion and Analysis - Accounting for Investment and Receiving Portfolios."

         As part of the securitization process, we sell receivables in a pool of designated credit card accounts to a wholly owned bankruptcy remote qualifying special purpose entity. In the securitizations completed to date, the qualifying special purpose entity entered into a financing agreement with a lender under which the lender made one or more non-recourse loans to the qualifying special purpose entity. The non-recourse loans are secured by all credit card receivables owned or thereafter acquired by the qualifying special purpose entity. In addition, we agreed to provide servicing on the pledged receivables for a market rate servicing fee.

         We currently consider an account seasoned and available to sell or securitize when the consumer has made six or more consecutive monthly payments on the outstanding credit card balance. The number of payments we require a consumer to make before an account is considered seasoned is based on conditions in the market for securitizations and sales of receivables. If the purchasers of receivables, or the lenders who finance our securitizations, were to change the criteria they use to evaluate if a receivable may be purchased or securitized, we would likely adjust the number of payments required.

         We have significant ongoing cash needs to fund our operations and to fund the purchase of non-performing consumer debt portfolios. We use a variety of debt instruments to fund our cash needs, which include subordinated debt, senior secured debt, capital leases, and non-recourse debt. The ability to borrow based on the collateral value of our asset base is integral to our operations and growth plans.

         Our ability to sell or securitize the receivables and/or finance these receivables on balance sheet is critical to the future and growth of the business. To finance, sell or securitize our receivables, we maintain a detailed database that records the status and performance of each receivable in our portfolios. We must maintain this database to provide historical performance information to potential lenders and purchasers of our receivables. Potential lenders and purchasers assess our portfolio of receivables according to a variety of factors including monthly repayment rates by the cardholders and annualized default rates.

         As of June 30, 2001, we had completed six securitizations. In each case, we established a new wholly-owned qualifying special purpose entity which is not included in our financial statements. Five of the qualifying special purpose entities were established for the purpose of purchasing performing credit card receivables from us and one was established for the purpose of purchasing non-performing receivable portfolios. We currently hold retained interests in three of these qualifying special purpose entities. We sold our retained interests in three of our qualifying special purpose entities during fiscal 1999 resulting in a pre-tax gain of approximately $6.5 million.

         The activities of the qualifying special purpose entities are significantly limited. Qualifying special purpose entities may only hold passive assets and cannot be dissolved by us. These restrictions on qualifying special purpose entities are required so that securitizations may be accounted for as sales under the provisions of SFAS No. 140. The retained interest in the securitized credit card receivables is treated as a debt security classified as available-for-sale in accordance with SFAS No. 115.

         Summarized data on the three qualifying special purpose entities in which we held a retained interest on June 30, 2001 is as follows:


                                                                                                             Retained
                                                            Total          Outstanding      Credit Card     Beneficial
          Name                     Asset Type            Credit Line          Debt          Receivables      Interest
          ----                     ----------            -----------          ----          -----------      --------
TCS Funding V, Inc.        Performing Receivables      $4,000,000              $3,969,126      $5,704,267         15%

TCS Funding IV, Inc.       Performing receivables      $40,000,000            $10,000,000     $14,699,345         15%

Credit Store Services,     Non-performing receivables  $25,000,000             $6,266,132      $9,466,137          5%
Inc.


COMPETITIVE CONDITIONS

          We experience competition in all aspects of our business operations. We compete with a wide range of third-party collection companies and other financial services companies seeking to purchase portfolios of non-performing consumer debt and with traditional collection companies seeking consignments of non-performing debt for collection. We also compete with companies that provide financing to consumers that have previously defaulted on a debt obligation.

            As more buyers enter the market to purchase portfolios of non-performing consumer debt, the price for the purchase of these portfolios may increase and our business strategy may become less profitable or viable. Some of these competitors may have substantially greater personnel and financial resources than we do. In addition, to the extent consumers with negative credit histories have less difficulty obtaining credit, especially obtaining unsecured credit cards, there may be less consumer demand for our product.

          We believe we compete effectively by using what we believe are superior information technology capabilities, which enable us to evaluate and purchase receivables more effectively than some of our competitors. We are unaware of any competitors that have a database like ours that contains information on over $6.5 billion in defaulted debt and how these accounts convert and subsequently perform on a new credit card. Further, we believe we differentiate ourselves from most of our competitors through our innovative credit card program, which allows the consumer to resolve a prior obligation in a positive manner, gaining the utility of a new credit card and establishing a positive payment history on their credit record. Virtually all our competitors who buy non-performing debt employ a collection strategy.

         We anticipate that additional competitors will seek to enter our niche within the financial services market. Because of the high costs of developing and servicing a credit card program and the high costs of acquiring non-performing consumer debt, we believe that new competitors will likely be large, established finance companies, or large collection agencies seeking additional recovery methods for non-performing debt.

GOVERNMENT REGULATION

         Our collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations imposing licensing and other requirements with respect to purchasing, collecting, making and enforcing consumer loans. We conduct periodic internal compliance tests on a sample of accounts and, if necessary, implement procedures to bring us into compliance with all applicable state and federal regulatory requirements. Additionally, we contract with an external firm to perform an annual compliance audit, the findings of which, if any, are addressed through procedure and process enhancements. Our failure to comply with such statutes or regulations could have a material adverse effect on our consolidated results of operations or consolidated financial condition.

         The federal Fair Debt Collection Practices Act and comparable state statutes establish specific guidelines and procedures that debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. Our policy is to comply with the provisions of the Fair Debt Collection Practices Act and comparable state statutes in all of our collection activities, although we may not be specifically subject to these laws. If these laws apply to some or all of our collection activities, our failure to comply with such laws could have a material adverse effect on our consolidated results of operations and consolidated financial condition.

         As a purchaser of consumer receivables, we may acquire, as part of a portfolio, receivables subject to legitimate claims, defenses or rights of offset on the part of the consumer. As a result, we may not be able to collect on these receivables. For example, as previously described, we acquire "out of statute" accounts which are subject to a statute of limitations defense, and we may also acquire some credit card accounts where customers cannot be held liable for, or their liability may be limited with respect to, charges to a credit card account that were a result of an unauthorized use of a credit card.

         While we are not a bank or credit card issuer, portions of our operations are affected by federal and state consumer protection and related laws and regulations that apply to the marketing and extension of credit by a bank or credit card issuer because many of our receivables are originated through credit card transactions. Significant laws include:

         o        the Truth-In-Lending Act;
         o        the Fair Credit Billing Act;
         o        the Equal Credit Opportunity Act;
         o        the Fair Credit Reporting Act;
         o        the Fair Debt Collection Practices Act;
         o        the Electronic Funds Transfer Act and the Federal Reserve
                  Board's regulations which relate to these acts; and
         o        comparable statutes in those states in which customers reside or in which the originating institutions are located.

         State laws may also limit the interest rate and the fees that a credit card issuer or other consumer lender may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for, when it is opened, at the end of monthly billing cycles and at year end. Federal law requires credit card issuers to disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit discriminatory practices in connection with the extension of credit. Failure by the originating institutions or by us to comply with applicable statutes, rules and regulations could create claims and/or rights of offset by the customers which could have a material adverse effect on us.

         Changes in these laws or regulations, or in their interpretation or application, could have a material adverse effect on us. Various proposals which could affect our business have been introduced in Congress in recent years, including proposals relating to:

         o        imposing a statutory cap on credit card interest rates;
         o        substantially revising the laws governing consumer bankruptcy;

         o        limiting the use of social security numbers;
         o restricting the ability of banks to issue credit cards for unaffiliated third parties;
         o permitting affiliations between banks and commercial, insurance or securities firms; and
         o        other regulatory restructuring proposals.

         There have also been proposals in state legislatures in recent years to:

         o        restrict telemarketing activities;
         o        impose statutory caps on consumer interest rates;
         o        limit the use of social security numbers; and
         o        expand consumer protection laws.

         It is impossible to determine whether any of these proposals will become law and, if so, what impact they might have on us and our consolidated results of operations and consolidated financial condition.

         Due to the consumer-oriented nature of the collections and credit card industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws and consumer law torts including fraud. A significant judgment against us or within the industry could have a material adverse effect on our consolidated results of operations or consolidated financial condition. See "Legal Proceedings."

EMPLOYEES

         As of June 30, 2001, we had 288 employees. No employee group is covered under a collective bargaining agreement. We believe our relationship with our employees is good.

TECHNOLOGY AND SYSTEMS

         We utilize a variety of management information and telecommunications systems to enhance productivity in all areas of our business. We utilize the latest technology in our operations and employ multiple levels of backup to minimize the risk of systemic breakdown. We believe that advanced technology is key to maintaining a competitive advantage and we seek to maximize the use of technology. New technologies are continually evaluated for business appropriateness and cost effectiveness.

         We use a proprietary credit card origination and servicing system ("NOCS") which services all aspects of our operation from the time a new portfolio is acquired until an account is converted to a new credit card and set up on the First Data Resources credit card servicing platform. NOCS includes specialized applications for our direct mail operation, telesales, underwriting, non-card collections, payment processing, account scrubbing, portfolio stratification and customer service.

         The overall computing platform is a client-server, Windows NT/SQL based, and is scaleable to accommodate our growth plans. We employ the latest technology in telephony, including a predictive auto-dialer and voice recognition technology. The telephony platform is capable of supporting in excess of 2,000 workstations and we believe it is easily expandable to accommodate our growth plans.

         We use image-based technology and processing to minimize paper flow wherever possible. We have also invested in the latest electronic data warehousing technologies to support our data mining strategies. We believe data warehousing gives us a distinct competitive advantage in the portfolio analysis and acquisitions aspect of our business. In addition, we believe data warehousing will give us an advantage in the securitization markets through our ability to provide a sophisticated level of performance detail to investors.

         We employ several layers of security to prevent unauthorized access to our data and to protect our proprietary systems and methodologies. We also have non-compete agreements with key employees who develop and manage our proprietary models.

         We maintain a website at www.creditstore.com and we own the domain name. We use the website to attract potential employees and provide information to our business partners. In addition, credit card customers can access information about their account and make payments on their account through our website.

THIRD-PARTY SERVICING

          In addition to our accounts, at June 30, 2001, we serviced over 39,000 performing credit card accounts under third party servicing agreements. Almost all of these accounts are held by our unconsolidated qualifying special purpose entities. We receive a market rate fee on a monthly basis for servicing these accounts. We serviced accounts for TCS Funding IV, Inc., TCS Funding V, Inc. and Credit Store Services, Inc., for which we recorded $927,515, $46,380 and $1,912,378, respectively, in servicing fees in fiscal 2001. We also serviced accounts for third parties that have acquired accounts from us for which we recorded $89,457 in servicing fees. In addition, we service the accounts covered by the repurchase agreement with Plains Commerce Bank and receive the net cash proceeds of the receivables in excess of the yield and fees owing to the bank As servicer of these accounts, we must meet certain standards and financial covenants. A default under these covenants may permit the account owners to terminate the servicing agreements resulting in a loss of the associated servicing fees. We intend to concentrate on servicing our own accounts and accounts that we have either securitized or sold to third party purchasers.

ITEM 2.  PROPERTIES

         Our headquarters consist of a 30,000 square foot leased facility in Sioux Falls, South Dakota. The lease expires on September 30, 2011. We own an additional five acres of undeveloped property adjacent to this site that can be utilized for expansion purposes.

         Our mail center consists of a separate 25,000 square foot leased facility in Sioux Falls, South Dakota. The lease expires on February 28, 2002. We plan to renew this lease in the ordinary course of business.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, we receive notices of consumer complaints from regulatory agencies and are named as a defendant in legal actions filed by those who have been solicited to participate in our credit card programs. Except as described below, we do not believe any of these ordinary course of business claims will have a material effect on our consolidated financial condition or consolidated results of operations. We believe we have meritorious factual and legal defenses in each of these cases and are defending these lawsuits vigorously. Because we have been successful in defending ourselves in other similar proceedings arising in the ordinary course of our business, we do not believe that these suits will have a material adverse effect on our consolidated financial position and consolidated results of operations. However, a significant judgment against us in one or more of the lawsuits could subject us to a monetary judgment and/or require us to modify our methods of operation, either of which could have a material adverse effect on our consolidated results of operations or consolidated financial condition.

         On May 21, 1999, we were sued on behalf of a class of Arizona debtors in the United States District Court for the District of Arizona in an action titled Bingham v. The Credit Store, Inc. Our motion to dismiss this case was granted and the suit has been dismissed. The ruling is subject to a motion for reconsideration which is pending.

         On August 25, 2000, we were named as a co-defendant in an action brought on behalf of a class of debtors in the United States District Court for the Eastern District of Texas in an action titled Barnett v. Experian Information Solutions, et al. The plaintiffs claim that their debt was improperly reported as a bad debt on a credit-reporting bureau, Experian Information Solutions, Inc., which was also named as a defendant. On February 13, 2001 the plaintiffs amended their complaint to assert claims against us under the Fair Debt Collection Practices Act and RICO and seek unspecified actual damages, treble damages under RICO, punitive damages, and statutory damages of up to $500,000 under the Fair Debt Collection Practices Act. A motion for class certification and motions to dismiss are pending before the court.

         On October 20, 2000, we were named in an action brought on behalf of California debtors filed in the Superior Court for the State of California, San Diego County, titled Maugeri v. The Credit Store, Inc., et al. The plaintiffs seek damages and injunctive relief barring us from offering our credit card program to debtors whose debt is out-of-statute and/or cannot be reported on a credit bureau as bad debt. Claims are asserted against us under the California Business and Professions Code and related state statutes. A motion to certify the class action status of the plaintiffs is pending, and the suit is currently in mediation.

         In addition, during the past twelve months we have settled or have obtained the dismissal of four other actions, including one class action that was the consolidation of three separate class actions.

         On April 23, 2001, we were sued by Renaissance Trust I in the United States District Court for the Southern District of New York in an action titled Renaissance Trust I v. The Credit Store, Inc. The plaintiffs alleged breach of a Mutual Business Development Agreement and conversion and seek enforcement of the contract, compensatory damages alleged to be in excess of $5 million, and punitive damages of $25 million. Renaissance Trust I owns 4,000,000 shares of our common stock and 400,000 shares of our Series B Preferred Stock. On June 29, 2001, the Court dismissed the conversion claim and dismissed the demand for punitive damages. This case is in an early stage and no assurance can be given as to its outcome. We have also been informed by O. Pappalimberis Trust that they intend to file suit against us alleging breach of a second Mutual Business Development Agreement. This matter is in an early stage and no assurances can be given as to its outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since August 28, 2000, our common stock has traded on the American Stock Exchange under the trading symbol "CDS". Before August 28, 2000, our common stock was traded on the Over The Counter Bulletin Board under the trading symbol "PLCR".


The high and low sale prices for the our common stock for each quarter for the past two fiscal years were as follows:

         Fiscal
         Period                      High             Low
         ------                      ----             ---
2000     First Quarter             $ 3 13/16        $2 1/4
         Second Quarter              5 3/4           2 1/2
         Third Quarter               5 1/4           3 15/16
         Fourth Quarter              5 1/2           3 1/4

2001     First Quarter             $ 4.81            $3.69
         Second Quarter              4.69            2.19
         Third Quarter               3.19            1.85
         Fourth Quarter              2.05            1.52


         As of June 30, 2001, there were approximately 230 holders of record of our common stock.

         We have not paid any dividends on our common stock during the past two fiscal years and do not anticipate paying dividends on our common stock in the foreseeable future.

         As of June 30, 2001, accumulated but undeclared and unpaid dividends on preferred stock amounted to approximately $6.2 million. These dividends have not been declared by our board nor paid by us, so they remain outstanding obligations. Dividends have not been paid because we believe it to be in our best interest at this time to retain our earnings to reinvest in our operations.

         Our board of directors will review our dividend policy from time to time to determine the feasibility and desirability of paying dividends, after giving consideration to our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

         In addition, the terms of our senior secured revolving credit facility with Coast Business Credit, the terms of our agreement, as servicer and originator of the accounts owned by TCS Funding IV, Inc. with TCS Funding IV, Inc.'s lender, and the terms of our agreement, as servicer and originator of the accounts owned by TCS Funding V, Inc., with TCS Funding V, Inc.'s lender restrict our ability to pay dividends on our common and preferred stock.

         There can be no assurance that dividends of any kind will ever be paid.

RECENT SALES OF UNREGISTERED SECURITIES

         We issued the following securities during the prior three fiscal years without registering the securities under the Securities Act of 1933, as amended:

Issuance of Capital Stock:


     1. On May 29, 1998, we issued 10,000 shares of Series D Preferred Stock to J.L.B. of Nevada, Inc. ("JLB") in exchange for JLB agreeing to cancel $10.0 million of the principal outstanding under the $10.0 million Subordinated Promissory Note dated August 1, 1997. Each share of Series D preferred stock may be exchanged for 380 shares of Common Stock.

     2. On August 31, 1998, we issued 10,000 shares of Series E Preferred Stock to JLB in exchange for JLB agreeing to cancel $10.0 million of the principal outstanding under the $20.0 million Subordinated Promissory Note dated August 1, 1997. Each share of Series E preferred stock may be exchanged for 285 shares of Common Stock.

Grant of Stock Options and Warrants:

     1. On April 30, 1998, we issued to Coast Business Credit, a division of Southern Pacific Bank, a warrant to purchase 650,247 shares of Common Stock at an exercise price of $2.50. The warrant was issued in connection with a loan from Coast Business Credit to us.

     2. On August 3, 1998, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.00 per share to employees.

     3. On August 10, 1998, we granted options to purchase 300,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.70 per share to employees.

     4. On September 15, 1998, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to employees.

     5. On November 23, 1998, we granted options to purchase a total of 150,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to two directors of the Company.

     6. On February 15, 1999, we granted options to purchase 13,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.38 per share to employees.

     7. On March 17, 1999, we granted options to purchase 200,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.00 per share to employees.

     8. On March 18, 1999, we issued a warrant to purchase 1,000,000 shares of Common Stock to Business Transactions Express, Inc. at an exercise price of $2.00 per share. The warrant was issued in connection with the execution of a strategic modeling services agreement between us and Business Transactions Express, Inc.

     9. On March 22, 1999, we granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.30 per share to employees.

     10. On March 29, 1999, we granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.30 per share to employees.

     11. On April 15, 1999, we granted options to purchase 75,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.19 per share to a director of the Company.

     12. On May 29, 1999, we issued a warrant to purchase 4,000,000 shares of Common Stock to J.L.B. of Nevada, Inc. at an exercise price of $3.25 per share issued as partial consideration for J.L.B. of Nevada Inc.'s forgiveness of certain interest owed by us to J.L.B. of Nevada, Inc..

     13. On June 1, 1999, we granted options to purchase 503,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.40 per share to employees.

     14. On July 26, 1999, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.88 per share to employees.

     15. On August 1, 1999, we granted options to purchase 22,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.00 per share to employees.

     16. On August 3, 1999, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.97 per share to employees.

     17. On August 27, 1999, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.69 per share to a consultant.

     18. On September 1, 1999, we granted options to purchase 1,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     19. On September 10, 1999, we issued a warrant to purchase 25,000 shares of Common Stock to Cappello Capital Corp. at an exercise price of $2.56 per share. The warrant was issued in connection with Cappello Capital Corp. providing financial advisory services to us.

     20. On September 16, 1999, we granted options to purchase 8,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     21. On October 18, 1999, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $2.75 per share to employees.

     22. On October 25, 1999, we granted options to purchase 5,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.13 per share to employees.

     23. On November 8, 1999, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.88 per share to employees.

     24. On November 19, 1999, we granted options to purchase 310,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.44 per share to employees and a consultant.

     25. On November 29, 1999, we granted options to purchase 15,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $5.00 per share to employees.

     26. On December 1, 1999, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.69 per share to employees.

     27. On January 10, 2000, we granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.03 per share to employees.

     28. On March 1, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     29. On March 20, 2000, we granted options to purchase 5,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     30. On April 3, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     31. On April 17, 2000, we granted options to purchase 7,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.00 per share to employees.

     32. On April 24, 2000, we granted options to purchase 3,500 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $3.88 per share to employees.

     33. On May 1, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.88 per share to employees.

     34. On May 15, 2000, we granted options to purchase 10,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.50 per share to employees.

     35. On June 1, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.50 per share to employees.

     36. On June 26, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.38 per share to employees.

     37. On July 10, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.31 per share to employees.

     38. On July 17, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.31 per share to employees.

     39. On July 19, 2000, we granted options to purchase 1,016,900 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.31 per share to certain employees and at an exercise price of $6.47 to certain of our officers and employees.

     40. On July 24, 2000, we granted options to purchase 2,000 shares of Common Stock under the Amended 1997 Stock Option Plan at an exercise price of $4.28 per share to employees.

         The sales and issuance described in paragraphs 1-2 under "Issuances of Capital Stock" and in paragraphs 1, 8 and 19 under "Grant of Stock Options and Warrants" above were deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2), Regulation D promulgated thereunder. The remaining issuances were exempt from registration under the Securities Act of 1933, as amended by virtue of Rule 701. The sales and issuances under Section 4(2) and Regulation D were conducted in a manner to avoid a public offering, were made to a limited number of financially sophisticated persons or entities with a high net worth and were not made pursuant to any general advertising or general solicitation. The sales and issuances under Rule 701 were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.

         Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any of these securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below should be read together with our consolidated financial statements and the notes thereto. The consolidated statement of operations data with respect to the fiscal years ended May 31, 1997, 1998, 1999, and 2000, and the fiscal year ended June 30, 2001, and the consolidated balance sheet data at May 31, 1997, 1998, 1999, and 2000, and June 30, 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements. The consolidated financial statements as of and for the fiscal years ended May 31, 1998, 1999 and 2000, and the fiscal year ended June 30, 2001 were audited by Grant Thornton LLP, independent auditors. The consolidated financial statements as of May 31, 1997 and for the fiscal year ended May 31, 1997, which fiscal year covered the period from October 8, 1996 through May 31, 1997, were audited by Tanner & Co., independent auditors. The following financial information should be read together with "Management's Discussion and Analysis of Financial Condition -- Results of Operations" below.

                                                            FISCAL YEAR                            FISCAL YEAR
                                                            ENDED MAY 31,                             ENDED
                                                                                                      JUNE 30,
                                   ------------------------------------------------------------    ------------
                                      1997 **          1998           1999            2000           2001
                                   ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Income from investment in
receivable portfolios              $    975,108    $ 12,089,724    $ 28,483,745    $ 30,435,832    $ 38,714,160

Securitization  income and asset
sales                                        --              --      12,114,703      13,266,241       3,304,331

Servicing fees and other income       1,601,228       1,292,596       1,564,356       2,684,554       5,034,187
                                   ------------    ------------    ------------    ------------    ------------

Total revenue                         2,576,336      13,382,320      42,162,804      46,386,627      47,052,678


Provision for losses                  1,494,001       6,483,736       4,607,081       5,680,975       9,305,969
                                   ------------    ------------    ------------    ------------    ------------

Net revenue                           1,082,335       6,898,584      37,555,723      40,705,652      37,746,709

Income (loss) before income
taxes                               (14,405,555)    (29,445,031)      1,889,271       2,029,820      (6,925,067)

Income tax benefit                           --              --       1,986,409       1,402,375       1,836,544
                                   ------------    ------------    ------------    ------------    ------------

Net income (loss)                   (14,405,555)    (29,445,031)      3,875,680       3,072,195      (5,088,523)

Dividends on preferred stock*            (7,397)       (399,996)     (1,799,999)     (2,000,000)     (2,000,000)
                                   ------------    ------------    ------------    ------------    ------------

Net income (loss) applicable to
common stockholders
                                   $(14,412,952)   $(29,845,027)   $  2,075,681    $  1,072,195    $ (7,088,523)
                                   ============    ============    ============    ============    ============

Net income (loss) per share,
diluted                            $      (0.56)   $      (0.90)   $       0.06    $       0.03    $      (0.20)
                                   ============    ============    ============    ============    ============

Net income (loss) per share,
diluted                            $      (0.56)   $      (0.90)   $       0.06    $       0.03    $      (0.20)
                                   ============    ============    ============    ============    ============


* We have not paid dividends on our capital stock during the periods presented.

**   Fiscal 1997 represents activity from October 8, 1996 through May 31, 1997.

                                                            AS OF                               AS OF
                                                           MAY 31,                              JUNE 30,
                                 ----------------------------------------------------------   ------------
                                     1997           1998            1999           2000         2001
                                 ------------   ------------    ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET
DATA:

Cash and cash equivalents and
  restricted cash                $  2,685,581   $  8,205,071    $  4,283,930   $  2,448,879   $  3,103,454

Investments in
  Receivable portfolios, net       10,760,362     18,592,485      21,648,100     33,892,290     32,948,042

Total assets                       24,743,871     39,723,418      45,780,956     64,388,192     66,828,705

Notes payable                         428,973      5,902,041       6,086,766     23,609,326     23,186,134

Subordinated notes and
  accrued interest payable-
 Related Party                     10,446,043     31,807,322      19,246,595     19,139,028     19,970,834

 Total liabilities                 18,118,396     47,366,528      33,692,311     50,013,724     54,941,956

Total stockholders'
  Equity (deficit)                  6,625,475     (7,643,112)     12,088,645     14,374,468     11,886,749

Credit card receivables owned
  and managed                      35,709,395     84,830,552      89,149,715     96,128,627    117,142,582

Number of credit card accounts
  Owned and managed                    26,803         84,351          94,278         76,732         86,384

Total employees, end
  of period                               233            292             305            305            288

------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and notes thereto appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For a discussion of such risks and uncertainties, see "Risk Factors" below.

OVERVIEW

         On May 24, 2001, we changed our fiscal year end to June 30 from May 31. Reference in this Form 10-K to fiscal 2001 represents the twelve months ended June 30, 2001. Reference in this Form 10-K to fiscal years 2000 and 1999 represent the twelve months ended May 31, 2000 and 1999. We have not included financial information for the twelve months ended June 30, 2000 and 1999 in this Form 10-K because it is not practical or cost beneficial to prepare the information. We believe that the twelve months ended May 31, 2000 and 1999 provide a meaningful comparison to the twelve months ended June 30, 2001. We are aware of no facts that would impact the comparability of information or trends if the results for the twelve months ended June 30, 2000 and 1999 were presented in lieu of results for the twelve months ended May 31, 2000 and 1999, except for the change in the method of recording revenues relating to investments in receivable portfolios which we disclose at page 19.

          We are a technology and information based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, we focus on consumers who have previously defaulted on debt. We reach these consumers by acquiring their defaulted debt. We purchase portfolios for prices typically ranging from 0.50% to 3.00% of the receivable balance. An increasing amount of our acquisitions come from our CFC program, through which we pay the seller an agreed on price for each account we convert to a credit card. Under a CFC, we typically pay a higher price per account, but we only pay for the accounts we convert to a credit card.

          Through our direct mail and telemarketing operations, these consumers are offered an opportunity to:

         o        settle their debt, typically at a discount;
         o transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card; and
         o establish a positive credit history on their newly issued card by making timely and consistent payments.

         We accept lump sum settlements or installment payment plans from those consumers who do not accept the credit card offer.

         After the consumers have made six or more consecutive monthly payments on their outstanding credit card balance we consider the account seasoned and available to sell or securitize. Because the focus of our business is to convert defaulted debt into seasoned credit cards, we periodically sell or securitize portfolios of these seasoned accounts. We also periodically sell into the secondary market for non-performing consumer debt portfolios of accounts we acquired but were unable to convert.

         We have five subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Credit Alliance, TCS Funding IV, Inc., and TCS Funding V, Inc. All of these subsidiaries are wholly owned by us; however, only Credit Store Capital Corp. and American Credit Alliance, Inc. are consolidated on our financial statements. Credit Store Services, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. are qualifying special purpose entities that are not required to be consolidated. See "Business--Business Operations- Receivables Sales and Securitizations."

         Credit Store Services, Inc. and Credit Store Capital Corp. acquire non-performing consumer receivables and contract with us to offer consumers a credit card under our program or to accept settlements or payment plans. American Credit Alliance owns a 50% interest in Dakota Card Fund II, a limited liability company that contracts with us to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc. and TCS Funding V, Inc. were created in connection with securitizations for the purpose of purchasing performing credit card receivables from us.

ACCOUNTING FOR INVESTMENTS IN RECEIVABLE PORTFOLIOS.

         Effective June 1, 2000, we account for our investments in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Before June 1, 2000, we used the cost recovery method of accounting for acquired non-performing consumer debt portfolios. Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable. As of June 1, 2000, we had accumulated statistics in our data warehouse on the approximately $6 billion of non-performing debt we acquired since the beginning of fiscal 1997. At that point, we determined that our models provided us with reliable estimates of the amounts and timing of cash flows that portfolios of acquired debt would generate in future periods. These estimates include the key assumptions of credit cards originated, cash flows from these cards and from unconverted receivables, new funding and retention and losses. As required by Practice Bulletin 6, we then converted on a prospective basis to accrual accounting. As part of our ongoing commitment to data analysis and statistical modeling, we update and evaluate our models on a monthly basis to facilitate the application of the accrual method of accounting and the internal valuation of our portfolios.

         Under the accrual method and cost recovery method of accounting, static pools are established for each portfolio acquired. Once a static pool is established, the receivables are permanently assigned to the pool. We account for each static pool as a unit for the economic life of the pool for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool's carrying value as of June 1, 2000 or its cost if purchased after June 1, 2000, adjusted for unpaid accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received since the date of adoption or since inception if purchased after June 1, 2000 and anticipated future cash flow projections for each pool.

         For financial statement purposes, the cost of a portfolio is the purchase price paid to the seller plus costs directly related to the acquisition of the portfolio. For financial statement purposes under the accrual method, the portfolio cost also includes amortization of receivable portfolios discount. All direct mail and scrubbing costs are expensed as incurred. From the time a settlement has been reached with a consumer until the cardholder begins to make new charges on the new credit card account, no incremental asset is recorded in the financial statements. For other forms of settlement, financial statement entries are recorded as an account holder makes payments. Under the cost recovery method, we record the purchase price of a portfolio and any costs directly related to the purchase as an investment in non-performing consumer debt on the balance sheet. We apply cash flows related to the acquired portfolio as a reduction of the investment on the balance sheet. Once the cost of a portfolio has been recovered, the remaining cash flow is recorded as excess of revenue over cost recovered. As a result, the application of cost recovery can have a material negative impact on revenue and net income during periods of increasing portfolio acquisitions and a material positive impact during periods of decreasing portfolio acquisitions and increasing portfolios dispositions.

         We monitor impairment of non-performing receivable portfolios based on the current market environment and discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. Provisions for losses are charged to earnings when it is determined that the investment in a non-performing receivable portfolio is greater than the present value of expected future cash flows. No provision for losses on non-performing receivable portfolios was recorded in the year ended June 30, 2001, or the one-month period ending June 30, 2000.

         Our provision for credit card losses resulting from the funding of new purchases and the accrued interest and fees on credit card balances includes current period losses and an amount which, in our judgment, is necessary to maintain the allowance for credit card losses at a level that reflects known and inherent risks in the credit card portfolio. In evaluating the adequacy of the allowance for credit card losses, we consider several factors, including: historical trends of charge-off activity for each credit card portfolio, current economic conditions and the impact current economic conditions might have on a borrowers' ability to repay. Significant changes in these factors could affect the adequacy of the allowance for credit card losses in the near term. Credit card accounts are generally charged off at the end of the month during which the credit card receivable becomes contractually 180 days past due. Bankrupt accounts and accounts of deceased cardholders without a surviving, contractually liable individual, are charged off immediately on receipt of formal notification of bankruptcy or death, as the case may be.


                              RESULTS OF OPERATIONS

         REVENUES. Total revenue for the fiscal year ended June 30, 2001 was $47.1 million, a 1.4% increase from the $46.4 million recorded during the fiscal year ended May 31, 2000 which was a 10% increase from the $42.2 million in the fiscal year ended May 31, 1999. Total revenue for the one month ended June 2000 increased 36.8% from $2.6 million in June 1999 to $3.6 million in June 2000. Core revenues (income from all activities other than portfolio sales or interest in affiliate revenues) increased 34.7% and 11.5% in fiscal 2001 and 2000, and are reported as $45.4 million, $33.8 million, and $30.3 million in fiscal 2001, 2000 and 1999, respectively. Core revenue in the one month ended June 2000 was $3.6 million which is an increase of 36.8% from the one month ended June 1999. Increasing revenues reflect our growing base of owned and managed accounts, increases of income resulting from retained interests in securitized credit card receivables, and adoption of the accrual method of accounting effective June 1, 2000 (see next paragraph). Gains on sales of portfolios have decreased from $11.9 million in fiscal 1999 to $6.1 million in fiscal 2000 to $1.5 million in fiscal 2001. This decline is reflective of the difference in the volume of sale activity between fiscal 1999, 2000, and 2001, and the effects of the adoption of the accrual methodology of accounting between fiscal 2000 and 2001. In fiscal 2000, we recognized a $6.5 million gain on the sale of our interest in three special purpose entities; no such sale occurred in fiscal 2001 or fiscal 1999. With the adoption of the accrual method of accounting effective June 1, 2000, sales of portfolios in fiscal 2001 result in an increase in the rate of return over the remaining life of a portfolio instead of a one time gain. We completed three securitizations in fiscal 1999, one securitization in fiscal 2000, and one securitization in fiscal 2001. Servicing fees and other income has increased from $1.6 million in fiscal 1999 to $2.7 million in fiscal 2000 and to $5.0 million in fiscal 2001. This continued increase reflects the increasing number of accounts serviced by the Company for third parties and unconsolidated subsidiaries formed in connection with securitizations. The provision for losses reported for fiscal 2001, 2000 and 1999 was $9.3 million, $5.7 million, and $4.6 million. These provision amounts are 20.4%, 16.8%, and 15.2% of core revenues for the fiscal years 2001, 2000 and 1999. The provision for losses for the one month ended June 2000 increased 128.5% from $0.5 million in June 1999 to $1.2 million in June 2000. These increases are the result of the adoption of the accrual method of accounting effective June 1, 2000. Irrespective of the unique events and sales each year, net revenue has remained fairly constant at $37.7 million, $40.7 million and $37.6 million in fiscal 2001, 2000 and 1999, respectively.

         On June 1, 2000, we adopted the accrual method of accounting for our investment in receivable portfolios. Prior to June 1, 2000, we used the cost recovery method of accounting. Under cost recovery all cash receipts relating to individual portfolios of non-performing consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. The accrual method recognizes the discount on acquired portfolios over the period in which the payments are reasonably estimable and probable of collection. The recognition of this discount is based on the effective interest rate of each portfolio. The accrual method accelerates the recognition of revenue as compared to the cost recovery method. For fiscal 2001, the adoption of the accrual method of accounting resulted in an increase of $7.7 million in income from credit card receivables.


-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                Fiscal 1999        One Month Ended       Fiscal 2000     One Month Ended       Fiscal 2001
                                                            June 30, 1999                         June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Income from investment
in receivable portfolios                 $28,483,745         $ 2,376,962         $30,435,832       $ 3,312,545         $38,714,160
---------------------------------------------------------------------------------------------------------------------------------
Securitization income                        263,624              75,548             666,976            44,488           1,777,826
---------------------------------------------------------------------------------------------------------------------------------
Servicing fees and
other income                               1,564,356             174,052           2,684,554           237,176           5,034,187
---------------------------------------------------------------------------------------------------------------------------------
     Core Revenue                         30,311,725           2,626,562          33,787,362         3,594,209          45,526,173
---------------------------------------------------------------------------------------------------------------------------------
Gains on Sales                            11,851,079                --            12,599,265              --             1,526,505
---------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                        42,162,804           2,626,562          46,386,627         3,594,209          47,052,678
---------------------------------------------------------------------------------------------------------------------------------
Provision for Losses                       4,607,081             542,010           5,680,975         1,238,291           9,305,969
---------------------------------------------------------------------------------------------------------------------------------
     Net Revenue                         $37,555,723         $ 2,084,552         $40,705,652       $ 2,335,918         $37,746,709
---------------------------------------------------------------------------------------------------------------------------------


         EXPENSES. Total operating expenses for fiscal 2001 were $38.9 million, a 15.5% increase from $33.7 million in fiscal 2000 which was a 6.5% increase from $31.6 million in fiscal 1999. The fiscal 2001 operating expenses include $3.8 million of nonrecurring expenses. These nonrecurring expenses represent estimated costs of settlement of certain contract claims, one of which is currently in litigation. Also, the nonrecurring expenses consist of a reserve of $1.3 million for notes receivable from an unrelated party, and a reserve of $0.5 million for a note receivable from a former executive. Excluding these nonrecurring expenses, operating expenses in fiscal 2001 would have been $35.1 million, a 4.3% increase from fiscal 2000. Operating expenses net of nonrecurring expenses were 77.2%, 99.7%, and 104.4% of core revenues in fiscal 2001, 2000, and 1999, respectively. This continued decrease in operating expenses net of nonrecurring expenses as a percent of core revenues reflects our ability to increase the number of accounts owned and managed while maintaining a relatively constant expense base. We experienced a 7.9% and 21.9% increase in the aggregate balance of credit card receivables we owned and managed from $89.1 million as of May 31, 1999 to $96.1 million as of May 31, 2000 to $117.1 million as of June 30, 2001. Total operating expenses increased 8.9% to $3.3 million for the one month ended June 2000 from $3.0 million for one month ended June 1999 but decreased as a percentage of core revenues from 114% to 91% which reflects our ability to increase revenues faster than our growth in expenses.

         Salaries and employee benefits increased 6.2% in fiscal 2001 as compared to fiscal 2000 which was an increase of 8.1% over fiscal 1999, but decreased as a percentage of core revenue from 41.2% in 1999 to 40.0% in 2000 to 31.5% in 2001. Incremental expenses between years is due to increased commissions as a result of increased acquisitions and originations.

         Third party services expenses, consisting of credit card services and scrubbing fees, decreased 3.1% and 11.1% in fiscal 2001 and fiscal 2000 respectively. As a percentage of core revenue, third party services expenses were 8.5%, 11.8%, and 14.7% in fiscal 2001, 2000 and 1999. These costs continue to decline as we increase our processing efficiencies to lower the costs per account.

         Marketing and customer communications expense increased 47.9% and 26.4% in fiscal 2001 and 2000 but remained fairly constant as a percentage of core revenue at 11.0%, 10.0%, and 8.9% in fiscal 2001, 2000 and 1999, respectively. Marketing and consumer communications expenses includes direct mail cost and scrubbing costs, which increase with the volume of accounts acquired, originated, and serviced. Marketing and communication expenses increased 149.4% to $0.4 million for the one month ended June 30, 2000 from $0.2 million for the one month ended June 30, 1999 due to increased volumes of portfolio acquisitions.

         Royalty expense, pursuant to two mutual business development agreements, increased 12.4% from $1.5 million in fiscal 1999 to $1.7 million in fiscal 2000 and decreased 38.4% to $1.1 million in fiscal 2001. Royalty expense increased to $0.2 million in the one month ended June 30, 2000 from the $0.04 million for the one month ended June 30, 1999 due to increased activity in June 2000. The royalty expense is accrued when new credit card accounts make their third payment according to the terms of the cardholder agreement or when cash from non-card accounts is collected. The decrease in royalty expense in fiscal 2001 is the result of the Company's decision to discontinue accrual of the royalty expense after November 2000. The mutual business development agreements are currently in dispute. See "Legal Proceedings". In fiscal 2001, we recorded a $2.0 million accrual which is our estimate of the amount required to settle the contract disputes and to terminate the agreements.

         Financing fees increased 12.7% from $1.1 million in fiscal 2000 to $1.2 million in fiscal 2001 and decreased as a percentage of core revenue from 3.2% in fiscal 2000 to 2.7% in fiscal 2001. Financing fees increased 416% from $0.2 million in fiscal 1999 to $1.1 million in fiscal 2000 and increased as a percentage of core revenues to 3.2% in fiscal 2000 from 0.7% in fiscal 1999. The increase from fiscal 1999 to fiscal 2000 and 2001 resulted from our ability to obtain additional financing sources in fiscal 2000.

----------------------------------------------------------------------------------------------------------------------------------
              Expenses                     Fiscal 1999     One Month Ended      Fiscal 2000      One Month Ended      Fiscal 2001
                                                            June 30, 1999                         June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits             $12,484,582          $1,057,276       $13,502,074          $1,130,262      $14,334,712
----------------------------------------------------------------------------------------------------------------------------------
Professional fees                            2,701,016             198,304         2,604,992             353,592        3,048,027
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                2,614,216             228,229         2,494,489             166,133        1,990,390
----------------------------------------------------------------------------------------------------------------------------------
Third-party credit card services             4,468,992             390,323         3,972,785             338,482        3,850,903
----------------------------------------------------------------------------------------------------------------------------------
Marketing and customer
communications                               2,683,270             150,596         3,391,962             375,528        5,016,901
----------------------------------------------------------------------------------------------------------------------------------
Occupancy and equipment rental               1,614,513              63,258         1,727,884             143,982        2,032,742
----------------------------------------------------------------------------------------------------------------------------------
Royalty expense                              1,541,944              37,363         1,733,412             211,069        1,067,363
----------------------------------------------------------------------------------------------------------------------------------
Financing fees                                 211,864             475,899         1,092,286             277,661        1,231,161
----------------------------------------------------------------------------------------------------------------------------------
Other                                        3,316,564             328,572         3,173,999             261,259        2,567,078
----------------------------------------------------------------------------------------------------------------------------------
Non recurring events                                --                  --                --                  --        3,787,061
----------------------------------------------------------------------------------------------------------------------------------
     Total expenses                        $31,636,961          $2,993,015       $33,693,883          $3,257,968      $38,926,338
----------------------------------------------------------------------------------------------------------------------------------


         INTEREST EXPENSE. Interest expense increased to $5.7 million in fiscal 2001, a 15.3% increase from $5.0 million in fiscal 2000 which was a 23.6% increase from $4.0 million in fiscal 1999. These increases were due to a higher average amount of debt outstanding of $23.7 million, $17.0 million and $5.9 million in fiscal 2001, 2000 and 1999. As a result of higher core revenue in fiscal 2000 and fiscal 2001, interest expense, as a percentage of core revenue, was 13.3% in fiscal 1999, but decreased from 14.7% in fiscal 2000 to 12.6% in fiscal 2001. Interest expense increased 66.0% for the one month ended June 30, 2000 as compared to the one month ended June 30, 1999. This increase was due to a higher outstanding balance in June 2000.

------------------------------------------------------------------------------------------------------------------------------------
                             Fiscal 1999       One Month Ended              Fiscal 2000         One Month Ended       Fiscal 2001
                                                June 30, 1999                                    June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense              $4,029,491           $286,723                 $4,981,949              $476,023           $5,745,438
------------------------------------------------------------------------------------------------------------------------------------


         INCOME TAX EXPENSE/BENEFIT. We recognized a tax benefit of $1.8 million in fiscal 2001, $1.0 million in fiscal 2000, and $2.0 million in fiscal 1999. The tax benefit in each year represents the recognition of a tax benefit that offsets the tax expense recorded in other comprehensive income. Fiscal 2000 and 1999 also included a $2.0 million and $0.7 million reduction of a valuation allowance related to net operating loss carryforwards. We have recorded a valuation allowance of $10.7 million at June 30, 2001. We continue to review the adequacy of our valuation allowance and have determined that based on historical results and forecasted future earnings it was more likely than not that a portion of our net operating loss carryforward would be utilized. We will continue to evaluate the remaining valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that additional future tax benefits will be realized.

------------------------------------------------------------------------------------------------------------------------------------
                             Fiscal 1999       One Month Ended            Fiscal 2000         One Month ended          Fiscal 2001
                                                  June 1999                                    June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Income tax benefit             $1,986,409        $        --              $1,042,375            $   63,456            $  1,836,544
------------------------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS). Net income was $3.9 million in fiscal 1999 and $3.1 million in fiscal 2000 compared to a net loss of $5.1 million in fiscal 2001. Included in net income for fiscal 2000 and 1999 are $2.0 million and $0.7 million of tax benefits recognized as a result of the reduction of a portion of our valuation allowance account. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net income
(loss) applicable to common shareholders. After the effect of preferred dividends of $2.0 million in fiscal 2001 and 2000 and $1.8 million in 1999, the net income (loss) applicable to common shareholders was $2.1 million, or $0.06 per basic and diluted common share, in fiscal 1999; and $1.1 million, or $.03 per basic and diluted common share, in fiscal 2000; compared to a net loss applicable to common stockholders of $(7.1) million, or $(0.20) per basic and diluted common share in fiscal 2001. Net loss for the one month ended June 30, 2000 was $(1.5) million compared to $(1.4) million for the one month ended June 30, 1999.


--------------------------------------------------------------------------------------------------------------------------------
                                       Fiscal 1999     One Month Ended      Fiscal 2000   One Month Ended          Fiscal 2001
                                                        June 30, 1999                      June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $3,875,680        $(1,195,186)       $3,072,195     $(1,314,617)           $(5,088,523)
--------------------------------------------------------------------------------------------------------------------------------
  Dividends on preferred stock         (1,799,999)           (166,667)      (2,000,000)        (166,667)            (2,000,000)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss), applicable to
common shareholders                     $2,075,681        $(1,361,853)       $1,072,195     $(1,481,284)           $(7,088,523)
--------------------------------------------------------------------------------------------------------------------------------


         INVESTMENTS IN RECEIVABLES

         Our business is highly dependent on the amount of non-performing consumer debt we acquire, the cost to acquire these accounts, and the cash flows we generate from these accounts through the conversion to our credit card or through collection efforts. We refer to the non-performing consumer debt accounts acquired as unconverted receivables from the time of acquisition to the date we convert them to a credit card. At time of conversion, we begin referring to the agreed settlement amount as a credit card receivable. The marketing cycle for and useful life of a new credit card account extends over several years. Therefore, we measure our operating results on both a traditional fiscal period basis and on a "vintage basis." When analyzing our performance on a vintage basis, we track each acquired portfolio over the entire period we own the accounts. We store statistics for each portfolio of accounts in our data warehouse and use these statistics to develop our portfolio acquisition models, marketing models, account servicing models, and accounting methodology. Since 1996, we have acquired approximately $6.5 billion in non-performing consumer debt through approximately 115 separate portfolio acquisitions.

         The charts below summarize the performance of the portfolios we acquired in each of the past four fiscal periods on a vintage basis analysis, that is, from the date of acquisition of the portfolio through June 30, 2001. For fiscal 2001, the charts include portfolios of receivables owned by The Credit Store ("CDS") and by Credit Store Services, Inc. ("CSSI") an unconsolidated qualified special purpose entity established in July 2000. We analyze our performance on a "managed portfolio" basis, as if the portfolios acquired through CSSI were still on our balance sheet, because the performance of these portfolios will affect the future cash flows we receive from CSSI.

             Vintage Basis Analysis of Non-Performing Debt Acquired


                                         Unconverted        Total          Unconverted
                         Purchased        Receivables     Unconverted      Receivables
                        Unconverted        Acquired       Receivables       Returned
Fiscal Year Ended       Receivables      through CFC's      Acquired        to Seller*
-------------------    --------------   --------------   --------------   --------------

CDS - June 30, 2001    $  358,429,591   $  419,567,849   $  777,997,440   $  382,547,335

CSSI - June 30, 2001      785,269,895                0      785,269,895       16,124,794
----------------------------------------------------------------------------------------

Total
 June 30, 2001          1,143,699,486      419,567,849    1,563,267,335      398,672,129

 May 31, 2000           1,490,243,243      328,797,101    1,819,040,344      390,226,996

 May 31, 1999             956,043,213                0      956,043,213       21,047,575

 May 31, 1998             899,367,399                0      899,367,399       25,551,327


                                           Unconverted
                                           Receivables     Unconverted
                        Net Unconverted      Settled       Receivables        Remaining
                         Receivables     through Credit    Resold into       Unconverted
Fiscal Year Ended          Acquired       Card or Cash   Secondary Market    Receivables
--------------------    --------------   --------------   --------------   --------------
CDS - June 30, 2001     $  395,450,105   $   35,152,390   $   14,805,403   $  345,492,312

CSSI - June 30, 2001       769,145,101       32,077,040                0      737,068,061

------------------------------------------------------------------------------------------

Total
 June 30, 2001           1,164,595,206       67,229,430       14,805,403    1,082,560,373

 May 31, 2000            1,428,813,348       73,987,019      291,562,195    1,063,264,134

 May 31, 1999              934,995,638       60,493,888      685,813,875      188,687,875

 May 31, 1998              873,816,072      130,866,306      513,411,743      229,538,023



         * Returned to seller includes non-qualifying accounts and accounts returned at termination of CFC contracts.

         We have developed new methods to acquire portfolios over the past two fiscal years which make better use of our available capital. We invested $8.3 million in fiscal 1999, $14.3 million in fiscal 2000, and $4.4 million in fiscal 2001 to acquire portfolios. Additionally in fiscal 2001, we invested $0.5 million and The Varde Fund IV-A, L.P. invested $8.5 million in CSSI to allow CSSI to purchase non-performing consumer debt portfolios from third parties through us. The significant decline in amounts invested to acquire portfolios in fiscal 2001 is due to the success of our CFC program and the use of CSSI as a portfolio acquisition vehicle. While our goal is to continue acquiring a significant portion of our portfolios in this manner, we cannot guaranty that sellers will continue to find CFCs an attractive alternative to traditional cash sales or that investment capital for vehicles such as CSSI will continue to be available. See "Management Discussion and Analysis - Liquidity and Capital Resources."

         The chart below summarizes our history of converting non-performing accounts we acquire to our credit card product. This chart is also on a vintage basis, that is, from the date of acquisition through June 30, 2001:



     Vintage Basis Analysis of Settled Balances Transferred to Credit Cards



                                   Amounts                                  New Charges,
                               Transferred to    Closed                      Interest
                                 Credit Card   Credit Card    Net Amounts   and Fees on
Fiscal Year Ended                Accounts *    Accounts **    Transferred   Credit Cards
-----------------              -------------- -------------  ------------  --------------
CDS - June 30, 2001              $33,757,100   $11,127,818   $22,629,282   $ 5,679,093

CSSI - June 30, 2001              28,861,770     3,921,500    24,940,270     1,901,310
-----------------------------------------------------------------------------------------
Total - June 30, 2001             62,618,870    15,049,318    47,569,552     7,580,403

May 31, 2000                      69,110,157    20,491,610    48,618,547    23,071,495

May 31, 1999                      50,256,711    11,313,794    38,942,917    28,439,186

May 31, 1998                      85,093,935    14,624,423    70,469,512    44,854,159


                                    Payments                  Credit Card
                                  Received On   Credit Card   Receivables   Remaining
                                  Credit Card   Receivables     Sold or     Credit Card
Fiscal Year Ended                 Receivables   Charged Off   Securitized   Receivables
-----------------                 -----------   -----------   -----------   -----------
CDS - June 30, 2001               $ 5,693,975   $ 4,359,604   $   786,186   $18,254,796

CSSI - June 30, 2001                2,400,843       236,904            --    24,203,833
-----------------------------------------------------------------------------------------
Total - June 30, 2001               8,094,818     4,596,508       786,186    42,458,629

May 31, 2000                       23,711,465    17,903,287     3,714,433    29,822,904

May 31, 1999                       30,619,128    19,207,402    11,569,953     8,969,207

May 31, 1998                       46,908,823    45,523,830    19,789,327     5,477,817




         * Amounts represent balances agreed to by customer and transferred to new credit card, and includes original debt plus imputed interest from original default date net of agreed discount.

         ** Accounts on which the first required payment was never made and accounts closed at the request of customers before any significant activity occurred.


                             Vintage Basis Analysis of
               Receivables Compared to Balance Sheet Amount Recorded


                                    Unconverted      Credit Card      Balance Sheet
                                    Receivables      Receivables         Amount
                                 ---------------------------------------------------
Fiscal Year Ended
-----------------
CDS - June 30, 2001                   $345,492,312     $ 18,254,796      $5,711,185

CSSI - June 30, 2001                   737,068,061       24,203,833      11,025,842*
                                 ---------------------------------------------------
Total - June 30, 2001                1,082,560,373       42,458,629      16,737,026


May 31, 2000                         1,063,264,134       29,822,904      14,745,511

May 31, 1999                           188,687,875        8,969,207       5,436,477

May 31, 1998                           229,538,023        5,477,817       4,158,254

         * Represents amount on balance sheets of CSSI which is not consolidated on our balance sheet.


         The above chart presents, on a vintage basis, the remaining inventory of unconverted receivables and the outstanding balance of performing credit card receivables compared to the amounts actually recorded on our balance sheet. Upon settlement of the debt, a credit card is issued to the customer with the opening balance and credit line equal to the settlement amount. From the time a settlement has been reached with the customer, until after the customer begins to make principal payments on the credit card receivable, no incremental asset is recorded except for the amortization of receivable portfolios discount. After making principal payments on the settlement amount, the customer may use the credit card for new purchases and cash advances up to its available credit limit, which may be increased from time to time based on their payment history. The customers' purchasing activities are recorded on our balance sheet net of customer payments.

        Vintage Basis Analysis of Unconverted Receivables Settled for Cash

                                  Original
                               Unconverted                            Cash
                               Receivables                      Collection
                                  Acquired  Cash Collected      Percentage
                                  --------  --------------      ----------
Fiscal Year Ended

CDS - June 30, 2001             $2,206,614     $ 1,062,863           48.2%

CSSI -June 30, 2001              3,527,630       1,014,435           28.8%
                            -----------------------------------------------
Total June 30, 2001              5,734,244       2,077,298           36.2%

May 31, 2000                     7,167,545       3,870,063           54.0%

May 31, 1999                     4,460,116       3,666,440           82.2%

May 31, 1998                    10,813,555       6,208,659           57.4%


         The chart above summarizes, on a vintage basis, our experience with collections on accounts settled for cash and/or installment payments. The cash collected represents lump sum settlements and periodic payments received from customers on an installment basis. As the portfolios age, the overall collection percentage will tend to increase as additional installment payments are received from the debtor. We do not record the amount of installment arrangements as an asset on our balance sheet.


Credit Card Receivable Quality

         Once an acquired non-performing receivable is settled and the settlement amount is transferred to a credit card, we employ traditional credit card measurements to track delinquencies and charge-offs in our portfolio of performing credit cards. We experience the majority of defaults and delinquencies during the first few months after the settlement amount is transferred to a new credit card. In general, if a customer does not make the first required payment on an account, we close the credit card account and return the original purchased receivable amount to unconverted receivables. We follow the same policy if the customer closes the account voluntarily before making the first required payment. As previously noted, the initial amount transferred to a credit card is not recorded in our financial statements. Therefore any account restored to an unconverted status has no impact in our financial statements. We consider these returns to unconverted status in the determination of our effective interest rate for each portfolio.

         The delinquency chart below includes all our owned and managed credit card receivables but does not include receivables in accounts that have not yet made a first payment. Because these accounts are not yet performing and may be closed, including them would distort the reporting of actual delinquencies on our performing portfolio of accounts.



                                           Delinquencies as a Percentage of Owned and Managed Credit Card
                                                                     Receivables

                                                              For the Three Months Ended


                                     May 31,          Aug. 31,         Nov. 30,         Feb. 29,          May 31,
                                      1999             1999             1999              2000             2000
                                  -------------    -------------    -------------    -------------    -------------
Owned
Receivables
Amount                            $  58,925,411    $  63,532,090    $  63,899,508    $  72,059,180    $  72,130,353

Managed
Receivables
Amount                            $  27,616,423    $  22,716,512    $  21,906,243    $  20,890,662    $  18,252,815

Total
Receivables
Amount                            $  86,541,834    $  86,248,602    $  85,805,751    $  92,949,842    $  90,383,168
                                  -------------    -------------    -------------    -------------    -------------


                                       Sept. 30,        Dec. 31,          Mar. 31,           June 30,
                                         2000             2000              2001               2001
                                    -------------    --------------    --------------    --------------
Owned
Receivables
Amount                              $  82,932,303    $   80,674,251    $   72,775,407    $   54,936,629

Managed
Receivables
Amount                              $  16,919,113    $   19,401,550    $   31,671,150    $   49,843,613

Total
Receivables
Amount                              $   99,851,416   $  100,075,801    $  104,446,557    $  104,780,242
                                    --------------   --------------    --------------    --------------



                                                                       (percent of total)

                                          May 31,          Aug. 31,         Nov. 30,         Feb. 29,          May 31,
                                           1999             1999             1999              2000             2000
                                       -------------    -------------    -------------    -------------    -------------
Loans Delinquent:
30 to 59 days                              10.9%             9.6%             9.3%             8.2%             9.6%

60 to 89 days                               5.0%             5.5%             4.4%             3.6%             4.7%

90 to 119 days                              3.3%             4.0%             3.4%             3.0%             3.2%

Total 60 to 119 days                        8.2%             9.4%             7.9%             6.6%             7.9%



                                                          (percent of total)

                                          Sept. 30,         Dec. 31,          Mar. 31,          June 30,
                                            2000              2000              2001              2001
                                        -------------    --------------    --------------    --------------
Loans Delinquent:
30 to 59 days                                11.6%             13.5%             10.1%             11.4%

60 to 89 days                                 6.6%              6.0%              4.6%              6.3%

90 to 119 days                                4.7%              4.8%              4.2%              5.0%

Total 60 to 119 days                         11.2%             10.9%              8.8%             11.3%


         The trend in delinquent accounts correlates to the age of accounts owned and managed and the timing of sales of credit card receivables. Delinquency during the quarter ended September 30, 2000, increased due to the transfer of the servicing of approximately $20.0 million credit card receivables to the third party who purchased them in May 2000. The credit cards transferred were some of our most seasoned, current accounts, which had the effect of increasing the delinquency percent of the remaining portfolio. As we sell receivables to other credit card companies and transfer the servicing, our delinquencies tend to increase, since we are typically selling more seasoned receivables. Also, in periods of receivable growth, our delinquencies increase, which is contrary to a typical credit card portfolio, because the majority of our defaults occur within the first six months of a customer receiving their new credit card. The increase in delinquencies during fiscal 2001 reflects a 32% increase in the volume of new credit cards originated on an owned and managed basis over the previous fiscal year from $66.9 million in fiscal 2000 to $88.3 million in fiscal 2001. There is also a seasonal factor in that our delinquencies typically decline during the first calendar quarter when our cardholders tend to repay card balances at a faster rate to pay for purchases made during the holiday season.

          Under our program, when a new credit card is issued to the consumer, the opening balance and credit line equal the agreed settlement amount of the debt obligation we purchased.

          However, for financial statement purposes, we record as our investment in receivables only:

         o        the original cost of the receivables portfolio;
         o        amortization of receivables portfolio discount;
         o amounts funded as a result of cash advances and new cardholder purchases made after the cardholder makes the first payment on the credit card account;
         o        the accrued interest on these cash advances and new purchases;
                  and
         o        the accrued fees on the account.

         We do not record any credit card asset until after the cardholder makes payments and begins to make new charges on the account. As a result, historically, the amount owed by our cardholders exceeds the amount of receivables recorded on our balance sheet as summarized in the following chart.

               Actual Cardholder Balances Compared to Credit Card
                      Receivables Recorded on Balance Sheet


                                                                  As of May 31                     As of June 30,
                                                                  ------------                     --------------
                                                      1998            1999           2000               2001
                                                      ----            ----           ----               ----
Owned credit card receivables                      $74,096,668    $55,184,540     $77,832,562       $66,184,418
Unused credit                                      $ 6,093,820    $ 4,296,364     $ 7,837,918       $ 9,355,862
Utilization rate                                       92%            93%             91%               86%
Amounts funded, interest and fees                  $16,824,782    $21,879,209     $27,386,165       $28,172,826
Amounts funded, interest and fees as a
   percentage of owned credit card receivables         23%            40%             35%               43%


          We reserve for credit card losses on our balance sheet and charge against the reserve based on the amounts funded as a result of cash advances and new cardholder purchases made after the cardholder makes the first payment on the credit card account, the accrued interest on these cash advances and new purchases, and the accrued fees on the account. The following table presents our charge-offs for the periods indicated and our provision for losses on our owned credit card receivables:


          Charge Offs and Provision for Losses on Average Investment in
                Receivable Portfolios Recorded on Balance Sheet


                                                                  As of May 31                     As of June 30
                                                                  ------------                     -------------
                                                      1998            1999           2000               2001
                                                      ----            ----           ----               ----
Average Investment in Receivable Portfolios        $10,043,983    $19,906,367     $34,476,497     $  46,466,649
Charge-offs*                                       $ 4,721,858     $5,448,783     $6,051,670      $   9,042,996
Charge-offs as a percentage of average credit         47.0%          27.4%           17.6%            19.5%
card receivables on balance sheet
Provision for credit card losses                   $ 6,483,737    $ 4,607,081     $ 5,680,975     $   9,305,969
Provision as a percentage of charge-offs             137.3%          84.6%           93.9%               102.9%

*  Does not give effect to any amounts recovered after the charge off.


                         LIQUIDITY AND CAPITAL RESOURCES

         We seek to maintain an adequate level of liquidity through active management of assets and liabilities, through sales or securitizations of credit card receivables, and through debt and equity financing. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected significantly by the maturity of our assets and the seasonality of the credit card business.

         At June 30, 2001, we had $3.1 million of cash and cash equivalents and restricted cash, compared to $2.4 million at May 31, 2000 and $4.2 million at May 31, 1999. We maintain restricted cash reserves at two banks to facilitate the funding of new charges and advances on our customer's credit cards. These restricted balances were $1.3 million at June 30, 2001, and $1.0 million at May 31, 2000, and $0.8 million at May 31, 1999. We rely on cash flow from our receivables portfolio, receivable sales and securitizations, and credit lines to operate our business.

         We maintain a senior secured revolving credit line with Coast Business Credit ("Coast"), a division of Southern Pacific Bank. The maximum amount available under the credit line was $13.0 million at July 2, 2001. The credit line is secured by substantially all of our assets. Borrowings under the credit line are based on a formula, which is dependent primarily on the performance and maturity of our credit card receivables. The credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. As of October 31, 2001, the maximum amount available under the credit line will be reduced to the lesser of $11.5 million or $13.0 million minus 60% of net cash proceeds derived by us from sales or securitizations of credit card portfolios between September 28, 2001, and October 31, 2001 and thereafter will be further reduced by 60% of the net cash proceeds derived by us from the sales or securitization of credit card portfolios concluded after October 31, 2001. There was $13.4 million outstanding under the credit line at June 30, 2001 and May 31, 2000.

         We have also received secured financing from a related party, J.L.B. of Nevada. The notes are payable on demand but are subordinated to the senior secured revolving credit line. The holder of the notes cannot demand repayment prior to repayment of the senior secured revolving credit. The remaining principal amount outstanding on these notes totaled $17.3 million at June 30, 2001 and May 31, 2000. Accrued interest under the facility totaled $2.7 million at June 30, 2001. No payments of interest are required until at least May 4, 2002.

         On September 20, 1999, we entered into a repurchase agreement with Plains Commerce Bank (fka Bank of Hoven). Under the agreement, the bank purchased credit card receivables from us. The initial agreement had a purchase price of $3.0 million which was increased to $6.0 million in March 2000. On November 30, 2000, we entered into a new repurchase agreement with the bank, replacing the original repurchase agreement. The new repurchase agreement is for $8.0 million and has an expiration date of January 4, 2002. For accounting purposes, the repurchase agreement is treated as a financing transaction.

         A significant source of liquidity for us has been the sale and securitization of credit card receivables. We intend to continue to securitize receivables in the capital markets and sell receivables to unaffiliated credit card banks in the ordinary course of business. During the fiscal year ended May 31, 2000, we sold our retained interest in three qualified special purpose entities to the senior beneficial interest holder for approximately $8.6 million in cash, realizing a pretax gain of approximately $6.5 million. During the fiscal year ended May 31, 1999, we sold approximately $7.0 million in face amount of receivables to an unaffiliated bank for $5.0 million and received cash of approximately $13.0 million from three securitizations of credit card receivables totaling $20.4 million.

         In October 1999, through a bankruptcy remote special purpose entity, we established a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios, which credit line expires in August 2002. There was $1.7 million and $1.8 million outstanding under the credit line at June 30, 2001 and May 31, 2000, with $0.30 million available under the borrowing base formula for additional borrowing at June 30, 2001. The transfer of receivables to this special purpose entity by us does not qualify for sale treatment under SFAS No. 125 or No. 140. The special purpose entity is consolidated in our financial results.

         During the fiscal year ended May 31, 2000, we established a new wholly-owned qualified special purpose entity, TCS Funding IV, Inc. for the purpose of purchasing performing credit card receivables from us. TCS Funding IV, Inc. entered into a $40.0 million credit facility with Miller & Schroeder Investments Corporation to finance the purchase of credit card receivables. The initial $12.1 million sale of credit card receivables to the qualified special purpose entity included receivables with a principal balance of approximately $14.2 million. TCS Funding IV, Inc. provided $10.0 million for the purchase and the remaining $2.1 million was recorded by us as retained interest. We recognized a pretax gain of approximately $3.8 million. Future borrowings under the facility are subject to the lender's discretion and a number of other conditions.

         The TCS Funding IV, Inc. credit facility requires payments of interest only until December 31, 2001 and allows for multiple advances during this period up to $40.0 million. Borrowings in excess of $10.0 million are governed by a borrowing base and are contingent upon specified conditions, including the senior beneficial interests receiving a minimum BBB- rating from a nationally recognized rating agency. We do not anticipate drawing additional funds from this credit facility prior to December 31, 2001. The credit facility advances 70% of the receivables balance, of which 5% must be deposited into a reserve account. The terms of the credit facility require that all credit card receivables purchased by TCS Funding IV, Inc. must be current with a minimum of eight payments made on each account and must meet other specified eligibility requirements.

         Until December 1, 2001, after new charges are funded and fees and interest are paid, excess cash collections can be used by the qualified special purpose entity to purchase additional accounts from us or pay down the senior beneficial interest. During fiscal 2001, TCS Funding IV, Inc. used approximately $2.4 million of its excess cash collections to purchase credit card receivables aggregating $3.6 million in principal balance from us. We recognized a pre-tax gain of approximately $0.4 million on the sale of these receivables and had a retained interest of approximately $7.6 million at June 30, 2001.

         After December 1, 2001, the TCS Funding IV Inc. credit facility requires that all cash collections received relating to the senior debt interest in the receivables be used to repay principal, after payment-related servicing fees and interest are paid. All new charges on the sold accounts are either sold to the special purpose entity or contributed in exchange for a retained interest until such time as the senior debt interest is paid down. Accordingly, If we do not refinance the receivables, extend the revolving period, or sell the receivables in a portfolio sale, our funding requirements for new receivables will increase. Early repayment of the credit facility can be triggered if the annualized net loss rate exceeds 21% over a consecutive three month period or if the monthly credit card payments are less than 5.75% of the previous month end receivables balance over a consecutive three month period. While the senior debt interest is in place, there are restrictions on our ability to pay dividends and to pay interest on or the principal of the notes held by our controlling stockholder.

         During July 2000, we established Credit Store Services, Inc. ("CSSI"), a wholly-owned qualified special purpose entity. During October 2000, CSSI entered into a financing relationship with The Varde Fund IV-A, L.P. ("Varde") involving CSSI's purchase of non-performing consumer debt portfolios from us. We sell the non-performing debt portfolios to CSSI on the same date and terms that we purchase them from third parties, at a price equal to our book value, which is the acquisition price of the portfolio. CSSI entered into a $25.0 million credit facility with Varde to finance a portion of the purchase price of these portfolios. Under the facility, Varde finances 95% of the acquisition price of the non-performing consumer debt portfolios and we finance the remaining 5% of the acquisition price. Each loan from Varde to CSSI is evidenced by a note, the principal and interest of which are due twenty-four months after the date of the note. CSSI pays us all applicable servicing fees in connection with the acquired portfolios, which fees totaled $1.91 million during fiscal 2001. In addition, CSSI pays interest on the loans advanced by Varde and by us. Varde may receive additional cash returns based on the performance of the portfolios. The remainder of the cash flows are shared equally by Varde and us. As of June 30, 2001, we recorded a retained interest of approximately $1.59 million. Future borrowings under the facility are subject to Varde's discretion and a number of other conditions.

         During fiscal 2001, we established a new wholly-owned qualified special purpose entity, TCS Funding V, Inc. for the purpose of purchasing performing credit card receivables from us. TCS Funding V, Inc. entered into a $4.0 million credit facility with Miller & Schroeder Investments Corporation to finance the purchase of credit card receivables. The initial $4.86 million sale of credit card receivables to TCS Funding V, Inc. included receivables with a principal balance of approximately $5.7 million. We recorded $0.86 million as a retained interest. We recorded $46,380 in servicing fees from TCS Funding V for the fiscal year ended June 30, 2001 and had a retained interest of $2.2 million.

         The TCS Funding V, Inc. credit facility advanced 70% of the principal credit card receivables balance, of which 5% was deposited into a reserve account. The terms of the credit facility require that all credit card receivables purchased by TCS V must be current with a minimum of eight payments made on each account and must meet other specified eligibility requirements.

         Until May 1, 2002, after new charges are funded and fees and interest are paid, excess cash collections are required to be used by TCS Funding V, to repay the lender's beneficial interest. After May 1, 2002 all cash collections relating to the senior debt interest in the receivables are required to be used to repay principal, after payment-related servicing fees and interest are paid, and all new charges on the sold accounts are required to be purchased by us in exchange for a residual interest until such time as the senior debt interest is paid down. Accordingly, if we do not refinance the receivables, extend the revolving period, or sell the receivables in a portfolio sale, our funding requirements for new receivables will increase. While the senior debt interest is in place, there are restrictions on our ability to pay dividends and to pay interest on or the principal of the notes held by our controlling stockholder.

         We typically finance our capital expenditures through equipment leases. We invested $2.5 million in property and equipment during fiscal 2001 compared to $0.9 million in fiscal 2000 and $1.1 million in fiscal 1999. During fiscal year 2001, we invested in enhanced system hardware to further accommodate our growth and developed additional proprietary software for use in our business. We plan to make continued investments in technology, the amount of which will depend on the amount of lease financing available for such investments.

         During June, 2001, we also sold a portfolio of credit card receivables for approximately $2.7 million, to an unrelated financial institution without recourse.

         Subsequent to year end, in September, we sold a portfolio of credit cards for approximately $3.5 million to an unrelated financial institution without recourse.

         We are currently exploring alternate means of financing our operations during fiscal 2002, including replacing our Coast credit facility. We are also currently in discussions with two financial institutions to sell, on a quarterly basis during calendar year 2002, up to $20 million of performing credit card receivables with six or more consecutive payments and a minimum of $20 million of performing credit card receivables having eight or more consecutive payments. Proceeds from these sales would be adequate to meet our funding needs through the next fiscal year. We cannot guaranty that these sales will ultimately take place or if the timing of the sales will allow us to meet our working capital needs as they arise. However, management believes that cash on hand together with the proceeds of these or other transactions it expects to consummate will be sufficient to fund our operations during fiscal 2002.

         While we have not seen a significant impact on credit quality or credit card repayment rates as a result of the current economic climate or the September 11th terrorist attacks in New York City and Washington, D.C., we cannot guaranty that our customer base will continue to perform at the same levels of delinquencies and defaults as in the past or that the market for sales and securitizations of our credit card receivables will not be negatively affected.

       We can give no assurance that amounts available under our credit facility, portfolio sales, securitizations, cash flow from future operations and cash on hand will be sufficient to cover our portfolio acquisitions and our continuing operations. If we were to consummate any strategic transactions or undertake any other projects requiring significant capital resources, we would be required to seek additional financing. If circumstances were to require us to incur additional indebtedness, we can give no assurance that its terms would favorable to us.

INFLATION

         We believe that inflation has not had a material impact on our results of operations during the past three fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. These changes affect us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our credit card holders.

         To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our balance sheet to minimize the impact changes in interest rates have on the fair value of assets, net income and cash flow. Management seeks to minimize the impact of changes in interest rates primarily by matching asset and liability repricings.

         Our credit card receivables earn interest at a fixed annual percentage rate. Our fixed annual percentage rate credit card receivables have no stated maturity or repricing period. However, we may reprice our credit card receivables upon providing the required prior notice to the customer, which is generally no more than 60 days. The interest rates on our liabilities are generally indexed to the prime rate. The characteristics of our receivables and liabilities expose us to repricing risk, which results from differences between the timing of rate changes and the timing of cash flows, which could impact net interest income if liabilities reprice more often than assets. The principal objective of our asset/liability risk management activities is to monitor and control our exposure to adverse effects resulting from movements of interest rates over time. We have not entered into derivative transactions to hedge repricing risk.

         The retained interest in securitized receivables is treated as a debt security classified as an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest is initially recorded at the basis allocated in accordance with SFAS No. 140. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis. Any adjustment, net of related deferred income taxes, is recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. On a monthly basis, we review the fair value assumptions which are based on the current cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require.

         The interest rates on our notes payable are generally indexed to the prime rate. Changes in short-term interest rates will affect our earnings. If the market interest rates on our variable rate loans increase or decrease an average of 10%, interest expense and income before income taxes would not change by a material amount. We have not entered into derivative transactions to hedge the interest rate risk.


                                  RISK FACTORS

Risk Factors Related to Us

         We may not achieve positive cash flow from operations or profitability. We have incurred significant expenditures to build the infrastructure necessary to acquire charged-off portfolios, market and create new credit card accounts from these portfolios, and service the resulting base of credit card accounts. As a result, we have historically experienced negative cash flow from operations before our investing activities. Cash flow from our investing activities includes our cash flow from credit cards and collections. Our negative cash flow from operations was $2.25 million for the year ended May 31, 1999, $13.1 million for the year ended May 31, 2000, and $14.8 million for the year ended June 30, 2001. We may continue to generate negative cash flow from operations, while we expand and develop our customer base. In fiscal 1999 and fiscal 2000, and to some extent in fiscal 2001, our negative cash flow from operations was offset by gains on sales of portfolios of receivables and/or securitizations. Sales of portfolios of receivables and/or securitizations resulted in gains of $12.1 million for the year ended May 31, 1999, and $13.3 million for the year ended May 31, 2000 and $3.3 million for the year ended June 30, 2001. However, as a result of our conversion to the accrual basis of accounting for our investments in receivable portfolios, sales or portfolios of receivables and/or securitizations in the future will likely generate smaller gains. Cash will be adequate to meet our working capital requirements. Until we generate sufficient cash flows from operations, we will need to use our available capital, including any proceeds from the sale or securitization of receivables and any future issuances of debt or equity securities to fund our cash flow requirements.

         We need additional capital to finance our operations. We currently have cash and equivalents available that we expect will be sufficient to fund our continuing operations through November 2001. We are currently exploring alternative means of financing our operations during fiscal 2002, including replacing our Coast credit facility. We are currently in discussions with two financial institutions to sell, on a quarterly basis during calendar year 2002, performing credit card receivables. We cannot guaranty that these sales will take place or if the timing of the sales will meet our working capital needs as they arise. There can be no assurance that we will be successful in raising sufficient funds on terms that are considered acceptable. If we cannot generate sufficient funds, we may be required to delay or abandon some of our planned expenditures. This likely would affect our growth and our ability to repay our outstanding debt as well. Moreover, our current funding sources may be inadequate to sustain our operations.

         If we cannot replace our senior credit facility and obtain additional working capital as needed to finance our operations and grow our business, we will have to limit our operations and restrict our growth, which could hurt our cash flow. We have a substantial ongoing need for capital to finance our operations. This need is expected to increase along with the growth of our business. We fund our cash requirements through a combination of:

         o        cash flow from operations;
         o        asset sales and securitizations; and
         o        loans and other financing transactions.

         Our credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. On October 31, 2001, the maximum amount available under the credit line will be reduced to the lesser of $11.5 million or $13 million less 60% of net cash proceeds derived by us from sales or securitizations of credit card portfolios between September 28, 2001 and October 31, 2001 and thereafter will be further reduced by 60% of the net cash proceeds derived by us from the sales or securitization of credit card portfolios concluded after October 31, 2001. The maximum credit line was $13 million at July 2, 2001.

         If we cannot obtain additional working capital when needed and additional receivable sales and securitizations are not completed, our ability to operate and grow our business will be limited. If we fail to grow our business we may have difficulty returning to profitability. We cannot assure you we will be successful in obtaining additional financing when needed to meet our working capital requirements.

         Because we have pledged all of our assets, we may have difficulty securing future financing. Our principal lender, Coast Business Credit, has a security interest in all of our assets, including all receivables, inventory and equipment, to secure our payment and performance under our senior secured facility. Our controlling stockholder, Jay L. Botchman, has a subordinated lien on our assets to secure payment of notes held by him. While both our senior secured lender and our controlling stockholder have in the past voluntarily released their liens on assets we wanted to sell or securitize, the terms of our loan agreements do not require them to release their liens. We cannot assure you they will be willing to do so in the future. As a result, we may find it more difficult to secure additional financing in the future.

         Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate. The timing of portfolio acquisitions and credit card receivable sales and securitizations affects the timing of recorded income and results in periodic fluctuations in our quarterly operating results. The timing of any sale or securitization transaction is affected by a number of factors beyond our control including market conditions and the presence of investors and lenders interested in our credit card accounts. We may also experience seasonal fluctuations in operating results due to other factors beyond our control including the rate at which customers pay down their credit card balances, make new purchases and take cash advances. For example during the year-end holiday season customers make new credit card purchases at a faster rate than they pay their debts. For these and other reasons our operating results may fall below expectations of securities analysts or investors which may cause the market price of our common stock to fluctuate. In addition, the current economic cycle could cause increased unemployment, negatively impacting our customers ability to keep their accounts with us current. The impact of the September 11th terrorist attacks on the economy and any resulting impact on our customer base are also unknown and could negatively impact our cash flow in the ensuing months.

         Because we are leveraged our ability to successfully operate our business may be limited. As of June 30, 2001, we had approximately $47 million of debt outstanding and we may incur substantial additional debt in the future. Our level of debt could have important consequences to you, including:

         o a substantial portion of our cash flow from operations will be dedicated to paying principal and interest on our debt, reducing funds available for expansion or other purposes;
         o our significant amount of debt could make us more vulnerable to changes in general economic conditions or increases in prevailing interest rates;
         o our failure to comply with the restrictions contained in any of our financing arrangements could lead to a default which could result in our being required to repay all of our outstanding debt; and
         o we may be more leveraged than some of our competitors, which may result in a competitive disadvantage.


         If we are not successful in converting the defaulted debt we acquire to credit card accounts, we may not be able to generate sufficient cash flow to fund our operations. We are primarily in the business of providing credit card products to consumers who have previously defaulted on a debt. Before our acquisition of the receivables, the originating institutions and intermediary owners, if any, have generally made numerous attempts to collect on the non-performing accounts. Before buying receivables we project the amount we expect to collect on those receivables. If:

         o        we collect less on the receivables than expected;
         o we convert fewer of the non-performing accounts than expected into credit card accounts; or
         o the new credit card accounts have a higher default rate than we anticipated we may not be able to generate sufficient cash to cover the costs associated with purchasing receivables and operating our business.

         Lack of maturity of our credit card portfolio may result in increased delinquencies and defaults reducing our cash flows. A portfolio of older accounts generally behaves more predictably than a portfolio of newly originated accounts. As a result, the average age of a credit card issuer's portfolio is generally used as an indicator of the stability of the delinquency and default levels of that portfolio. As of June 30, 2001, the majority of the credit card accounts owned by us were less than three years old. As a result there can be no assurance as to the levels of delinquencies and defaults which may result in charge-offs which would affect our earnings over time. Any material increase in delinquencies and defaults above management's expectations would decrease our cash inflows.

         Our failure to manage growth could result in increased costs and decreased revenue. We may be unable to manage our growth effectively and maintain our historical level of cash flows from the portfolios we purchase. This would increase the cost of expansion and impair our ability to fully implement our expansion plans. The development and expansion of our business will depend on, among other things, our ability to:

         o maintain our relationships with third-party credit card issuers;
         o        acquire non-performing debt on favorable terms;
         o convert acquired non-performing debt to credit cards accounts and collect on these new credit card accounts;
         o        obtain adequate financing on favorable terms;
         o estimate the timing and amount of expected future cardholder payments; and
         o profitably securitize or sell our receivables on a regular basis.

         Our inability to achieve any or all of these factors could result in reduced income and cash flow.

         Because we have accumulated but not paid cash dividends on our preferred stock, if we were required to pay these dividends it would decrease our liquidity and could adversely affect the growth of our business. As of June 30, 2001, we had accumulated approximately $6.2 million in undeclared and unpaid dividends on our preferred stock. Although our board of directors has not declared, and therefore we have not paid, the accumulated dividends to date, we may be called on to pay the accumulated dividends in the future. To the extent the preferred stock remains outstanding, additional cash dividends will accumulate. If we are required to pay the dividends, the payments would limit the amount of cash available to use for operations which could adversely affect the growth of our business.

         Jay L. Botchman controls a majority of our voting power and his interests may conflict with your interests. Jay L. Botchman is the beneficial owner of 40.3% of our fully diluted outstanding shares of common stock. In addition, Mr. Botchman beneficially owns all of our Series A, C, D and E Preferred Stock. The Series A Preferred Stock contains preferential voting rights. As a result, Mr. Botchman controls approximately 80% of all votes entitled to be voted at any meeting of our stockholders and is able to control our management and affairs and the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets and any charter amendments.

         Since we are dependent on the continued contributions of our key personnel, the loss of the services of one or more of our key employees could disrupt our operations causing our income and cash flow to decrease. We have entered into employment agreements with Kevin T. Riordan, our President and Chief Operating Officer, and Michael J. Philippe, our Executive Vice President and Chief Financial Officer. Mr. Philippe's employment agreement contains a change of control provision which would be triggered if Taxter One were to sell all of its common stock. If triggered, Mr. Philippe would be entitled to terminate his employment and receive payments under his employment agreement through June 2002. The loss of the services of either of these individuals or the services of other officers or key employees could cause us to incur costs for recruiting replacements, result in the loss of the valuable expertise and business relationships, and affect our business and prospects.

         Labor shortages and high employee turnover rates could increase costs significantly and adversely impact revenue. The credit card industry is labor intensive and generally experiences a high rate of turnover in personnel. Growth in our business will also require us to continue to recruit and train significant numbers of additional qualified personnel. A high turnover rate among our employees would increase our recruiting and training costs and could adversely impact the overall recovery of our receivables. In addition, Sioux Falls, South Dakota experiences a low incidence of unemployment. There can be no assurance we will be able to hire, train and retain a sufficient number of qualified employees. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations.

         Because we cannot issue our own credit cards, the failure of our third-party credit card issuers to continue to provide credit cards to our accounts could severely disrupt our business. We are not licensed to nor do we currently have the ability to independently issue credit cards. As a result, we are dependent on the two banks we use to issue credit cards to our customers. These banks operate under extensive governmental regulation. If additional regulations or restrictions were imposed on issuing credit cards, the new regulations or restrictions could increase our costs or limit our operations. In addition, if our existing credit card issuers discontinue offering credit cards to our accounts and we cannot find a new credit card issuer willing to issue cards to consumers with impaired credit histories, we would be unable to operate our business as it is currently conducted. We cannot assure you we could find an alternate provider willing to issue credit cards to our accounts on terms we consider favorable in a timely manner without disruption of our business.

         Because we do not have backup arrangements for all of our operations, we may incur significant losses if an outage occurs. Through the issuing bank's arrangement with First Data Resources, we use First Data Resources for third-party processing of credit card data and services. We provide credit card data to First Data Resources on a daily basis and this data is backed up and stored by First Data Resources. While we are currently evaluating a back-up servicer for our portfolio of credit cards, to date we have not arranged for a back-up. In addition, we do not have a back-up telemarketer for our marketing programs. If a disaster or other event closed our main facility or shut down our primary and redundant data connections to First Data Resources our business would be interrupted until we could repair our data lines and/or facilities or relocate to temporary facilities. Any interruption in our operations could have a material adverse impact on our business and revenues.

         If we cannot protect our proprietary information, we may lose a competitive advantage and suffer decreased revenues and cash flow. We are dependent, in part, on proprietary data, analytical computer programs and methods and related know-how for our day-to-day operations. We rely on a combination of confidentiality agreements, contract provisions and trade secret laws to protect our proprietary rights. Although we intend to protect our rights vigorously, there can be no assurance we will be successful in protecting our proprietary rights. If we are unable to protect our proprietary rights, or if our proprietary information and methods become widely available, we may lose a competitive advantage within our market niche. The loss of this competitive advantage could result in decreased revenues and cash flow.

         If we fail to successfully anticipate, invest in or adopt technological advances within our industry, we may lose market share which could result in decreased cash flow. Our success is dependent in large part on our continued investment in sophisticated telecommunications and computer systems, including predictive dialers, automated call distribution systems and digital switching equipment. We have invested significantly in technology in an effort to remain competitive and anticipate it will be necessary to continue to do so. Moreover, computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate and stay current with technological developments. There can be no assurance we will be successful in anticipating, managing or adopting technological changes on a timely basis or that we will have the capital resources available to invest in new technologies. Our failure to anticipate or adopt technological changes may affect our ability to maintain our customers and result in decreased our cash flow.

         Our competitors may introduce new products and services which adversely impact our ability to attract new credit card customers and grow our business. As competitors enter the market for non-performing debt they may introduce additional products that we cannot offer. To the extent consumers with negative credit histories have less difficulty obtaining credit there may be less demand for our product. A decrease in the demand for our products and services would likely slow the growth of our business and could adversely effect our ability to repay the subordinated renewable notes. See "Business -- Competitive Conditions."

         We are developing new products and services which may not be successful. While we may, from time to time, develop additional products and services, there can be no assurance the development of these products and services will be completed or that any new products or services will be successfully marketed and implemented. Consumer preferences for credit card and credit related products are difficult to predict, especially where consumers have experienced past credit difficulties. Failure to obtain significant customer satisfaction or market share for our products and services would impact our ability to attract new customers.

         Pending and future litigation may interrupt our business operations and adversely affect our liquidity or profitability. From time to time we have been named as a defendant in class action lawsuits. Three class action lawsuits and one suit concerning a Mutual Business Development Agreement are pending against us. We have been informed by O. Pappalimberis Trust that they intend to file suit against us alleging breach of a Mutual Business Development Agreement. If we were required to pay a significant judgment in one or more of the lawsuits, or in a future lawsuit, it would affect our liquidity. In addition, a loss might also require us to change how we conduct our business if our operations were found to not comply with applicable legal standards. Any required changes might affect our ability to return to profitability. See "Legal Proceedings."

         Because we use estimates in our accounting, differences between actual and expected performance may cause fluctuations in our reported revenue and reported income. Income from investment in receivables portfolios and securitization income and asset sales have constituted, and are likely to continue to constitute, a significant portion of our revenue. Portions of this revenue are reported based on the cash flow we expect to receive from the credit cards we originate or own and from the credit cards that have been securitized and in which we hold a retained interest. The expected cash flows are based on our estimates of interest rates, default rates, new account origination rates, repayment rates, and new charges made by cardholders. These estimates are based on a variety of factors, many of which are not within our control. Differences between actual and expected performance of the receivables may cause us to adjust our estimates and result in fluctuations in our reported revenue and reported income.

         Because our stock price has been and may continue to be volatile, it is more difficult for you to evaluate our company and our prospects. The trading price of our common stock has been and is likely to be highly volatile. Our stock price could fluctuate widely in response to a variety of factors, including:

         o actual or anticipated variations in quarterly operating results;
         o        new products or services offered by us or our competitors;
         o        changes in interest rates;
         o        changes in economic conditions;
         o        changes in financial estimates by securities analysts;
         o        additions or departures of key personnel;
         o        sales of common stock; and
         o        other events or factors that may be beyond our control.

          In addition, the American Stock Exchange has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the affected companies. Broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

         Risk Factors Related to the Non-Performing Debt and Sub Prime Credit Card Industries

         Because the market for our credit card receivables is limited, we may be unable to sell or securitize our portfolios to generate the cash required to operate our business. Our future is highly dependent on our ability to sell or securitize the portfolios of credit cards we generate from the non-performing debt we acquire. Although we have sold several portfolios and completed several securitizations, no assurance can be given we will be able to sell or securitize future portfolios. Our ability to complete securitizations or asset sales depends on several factors including interest rates, general market conditions and the quality of our portfolios.

         We may not be able to acquire enough receivables on favorable terms to operate profitably. To obtain additional credit card customers, we depend on the continued availability of non-performing portfolios that meet our requirements. The availability of portfolios of receivables for future purchase at prices favorable to us depends on a number of factors outside of our control. These factors include:

         o continuation of the current growth trend in credit card and consumer installment debt;
         o the ability of consumers to obtain credit, especially unsecured credit cards;
         o        the overall default rates on consumer debt;
         o the ability of traditional credit card lenders to rehabilitate their own non-performing credit card receivables;
         o the prices competitors bidding on available non-performing receivables are willing to pay; and
         o        the entry of new competitors.

         If we cannot purchase a sufficient amount of non-performing receivables at favorable prices it will reduce our cash flow.

         Fluctuations in economic conditions could increase payment delinquencies and defaults and reduce our cash flow from operations. During strong economic cycles, available credit, including consumer credit, generally increases and payment delinquencies and defaults generally decrease. During periods of economic slowdown and recession, delinquencies and defaults generally increase. We cannot predict what effect the September 11th attacks on New York City and Washington, D.C. or subsequent military actions will have on economic conditions. No assurances can be given that our credit card losses and delinquencies would not worsen in a weak economic cycle. Significant increases in credit card losses would reduce our operating cash flow.

         Adverse publicity or increased regulation may impair acceptance of our products and adversely affect our cash flow from operations. Critics of the credit card industry have in the past focused on marketing practices they claim encourage consumers to borrow more money than they should and on pricing practices they claim are either confusing or result in prices that are too high. Increased criticism of the industry or us could hurt customer acceptance of our products or lead to adverse changes in the law or regulatory environment. In addition, increased regulation of financial institutions that buy credit card receivables or invest in securitizations could affect the pricing or the size of the market for credit card sales or securitizations. These changes could adversely affect our ability to generate cash from our operations or complete sales or securitizations of credit card receivables.

          Failure to comply with consumer and debtor protection laws and regulations could adversely affect our business. Our collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations imposing licensing and other requirements with respect to purchasing, collecting, making and enforcing consumer loans. Our failure to comply with these statutes or regulations could cause adverse publicity which could make it more difficult to collect our receivables. See "Business --Government Regulation."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and the report thereon of Grant Thornton LLP, independent certified public accountants, dated August 22, 2001, except for Note F, as to which date is September 28, 2001, are filed as part of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

          The information included in our definitive proxy statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information included in our definitive proxy statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors--Compensation of Directors," "Summary Compensation Table," "Option Tables--Option Grants in Last Fiscal Year", " Option Tables--Aggregate Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values" and "Employment Agreements" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information included in our definitive proxy statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information included in our definitive proxy statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

(a)       Index to Consolidated Financial Statements

          The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this registration statement

                                                                         PAGE

          Report of Independent Certified Public Accountants             F-2

          Consolidated Balance Sheets                                    F-3

          Consolidated Statements of Operations                          F-4

          Consolidated Statements of Stockholders' Equity                F-5

          Consolidated Statements of Cash Flows                          F-7

          Notes to Consolidated Financial Statements                     F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Credit Store, Inc.


         We have audited the accompanying consolidated balance sheets of The Credit Store, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and May 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Credit Store, Inc. and subsidiaries as of June 30, 2001 and May 31, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note B to the financial statements, the Company changed its method of revenue recognition related to investment in receivable portfolios as of June 1, 2000.



/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
August 22, 2001 (except for note F, as
to which the date is September 28, 2001)

                             The Credit Store, Inc.

                           CONSOLIDATED BALANCE SHEETS

                         June 30, 2001 and May 31, 2000



                                                                                 June 30,               May 31,
                ASSETS                                                             2001                   2000
                                                                                 --------               -------
Cash and cash equivalents                                                      $ 1,853,454           $ 1,423,248
Restricted cash                                                                  1,250,000             1,025,631
Accounts and notes receivable, net                                               5,392,845             2,765,882
Prepaid expenses                                                                 1,073,283             1,341,516
Amounts due from special purpose entities                                          617,737             9,332,890
Investments in receivable portfolios, net                                       32,948,042            33,892,290
Investment in unconsolidated affiliate                                           1,000,750             1,279,888
Retained interest in securitized credit card receivables                        11,370,252             2,142,846
Property and equipment, net                                                      5,512,853             4,790,060
Goodwill, net                                                                    2,123,558             2,347,999
Deferred tax asset                                                               2,700,000             2,700,000
Other assets                                                                       985,931             1,345,942
                                                                              ------------          ------------

                                                                              $ 66,828,705          $ 64,388,192
                                                                              ============          ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses                                       $ 7,537,895           $ 4,499,142
   Notes payable                                                                23,186,134            23,609,326
   Capitalized lease obligations                                                 4,247,093             2,766,228
   Subordinated notes and accrued interest payable -
      related party                                                             19,970,834            19,139,028
                                                                              ------------          ------------

                Total liabilities                                               54,941,956            50,013,724
                                                                              ------------          ------------

COMMITMENTS AND CONTINGENCIES                                                           -                     -
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY
   Series A, B, C, D and E Preferred Stock                                      27,000,000            27,000,000
   Common stock, $.001 par value; 65,000,000 shares
      authorized at June 30, 2001 and May 31, 2000; 34,851,465 shares issued and outstanding at June 30, 2001 and 34,761,965 shares
      issued and outstanding at May 31, 2001                                        34,851                34,762
   Additional paid-in capital                                                   23,972,421            23,743,260
   Unrealized gain from retained interest in securitized
      credit card receivables, net of tax                                        4,324,398               638,227
   Accumulated deficit                                                         (43,444,921)          (37,041,781)
                                                                              ------------          ------------

                Total stockholders' equity                                      11,886,749            14,374,468
                                                                              ------------          ------------

                Total liabilities and stockholders' equity                    $ 66,828,705          $ 64,388,192
                                                                              ============          ============


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the years ended June 30, 2001, May 31, 2000 and 1999
                      and the one-month ended June 30, 2000



                                                              Year ended     One-month ended              Year ended May 31
                                                               June 30,          June 30,             ------------------------
                                                                 2001              2000               2000               1999
                                                              ----------     ---------------          ----               ----
Revenue
     Income from investment in receivable portfolios          $38,714,160     $  3,312,545         $30,435,832        $28,483,745
     -----------------------------------------------          -----------     ------------         -----------        -----------
   Securitization income and asset sales                        3,304,331           44,488          13,266,241         12,114,703
   Servicing fees and other income                              5,034,187          237,176           2,684,554          1,564,356
                                                              -----------     ------------         -----------        -----------
                Total revenue                                  47,052,678        3,594,209          46,386,627         42,162,804
   Provision for losses                                         9,305,969        1,238,291           5,680,975          4,607,081
                                                              -----------     -----------          -----------        -----------
                Net revenue                                    37,746,709        2,355,918          40,705,652         37,555,723
Expenses
   Salaries and employee benefits                              14,334,712        1,130,262          13,502,074         12,484,582
   Professional fees                                            3,048,027          353,592           2,604,992          2,701,016
   Third-party services                                         3,850,903          338,482           3,972,785          4,468,992
   Depreciation and amortization                                1,990,390          166,133           2,494,489          2,614,216
   Marketing and customer communications                        5,016,901          375,528           3,391,962          2,683,270
   Occupancy and equipment expense                              2,032,742          143,982           1,727,884          1,614,513
   Royalty expense                                              1,067,363          211,069           1,733,412          1,541,944
   Financing fees                                               1,231,161          277,661           1,092,286            211,864
   Nonrecurring events
     Provision for contract settlement -
       related party                                            2,000,000              -                   -                  -
     Provision for losses                                       1,250,000              -                   -                  -
     Provision for losses - related party                         537,061              -                   -                  -
   Other                                                        2,567,078          261,259           3,173,999          3,316,564
                                                              -----------     -----------          -----------        -----------
                Total expenses                                 38,926,338        3,257,968          33,693,883         31,636,961
                                                              -----------     -----------          -----------        -----------

                Operating income (loss)                        (1,179,629)        (902,050)          7,011,769          5,918,762

Interest expense                                                3,655,415          304,241           2,867,999          1,590,219
Interest expense - related party                                2,090,023          171,782           2,113,950          2,439,272
                                                              -----------     -----------          -----------        -----------

                Income (loss) before income taxes              (6,925,067)      (1,378,073)          2,029,820          1,889,271

Income tax benefit                                              1,836,544           63,456           1,042,375          1,986,409
                                                              -----------     -----------          -----------        -----------
                Net income (loss)                              (5,088,523)      (1,314,617)          3,072,195          3,875,680
Dividends on preferred stock                                   (2,000,000)        (166,667)         (2,000,000)        (1,799,999)
                                                              -----------     ------------         -----------        -----------
Net income (loss), applicable to common stockholders
                                                              $(7,088,523)    $ (1,481,284)        $ 1,072,195        $ 2,075,681
                                                              ===========     ============         ===========        ===========
Net income (loss) per share - basic and diluted                    $(0.20)          $(0.04)              $0.03              $0.06

Weighted-average common shares outstanding
   Basic                                                       34,799,135       34,761,965          34,761,965         34,761,965
                                                              ===========     ============         ===========        ===========
   Diluted                                                     34,799,135       34,761,965          36,924,208         35,091,550
                                                              ===========     ============         ===========        ===========


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the years ended June 30, 2001, May 31, 2000 and 1999
                     and the one-month ended June 30, 2000


                                                    Common stock
                                               ------------------------      Series A       Series B      Series C       Series D
                                               Shares            Amount      Preferred      Preferred     Preferred      Preferred
                                               ------            ------      ---------      ---------     ---------      ---------
Balance at May 31, 1998                       34,761,965         $34,762    $1,200,000      $800,000     $5,000,000     $10,000,000
Net income                                           -               -              -             -              -               -
   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                      -               -              -             -              -               -

         Comprehensive income                        -               -              -             -              -               -

   Issuance of Series E Preferred Stock in
     exchange for $10 million subordinated
     note                                            -               -              -             -              -               -

   Issuance of warrants in lieu of payment
     of accrued interest on subordinated
     debt                                            -               -              -             -              -               -
                                              ----------         -------    ----------      --------     ----------     ------------
Balance at May 31, 1999                       34,761,965          34,762     1,200,000       800,000      5,000,000      10,000,000

   Net income                                        -               -              -             -              -               -

   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                      -               -              -             -              -               -

   Sale of retained interest in securitized
     receivables, net of tax                         -               -              -             -              -               -

         Comprehensive income                        -               -              -             -              -               -

  Issuance of warrants and stock options in
     lieu of payment for services and assets         -               -              -             -              -               -
                                              ----------         -------    ----------      --------     ----------     -----------
Balance at May 31, 2000                       34,761,965          34,762     1,200,000       800,000      5,000,000      10,000,000

   Net loss                                          -               -              -             -              -               -
   Unrealized (loss) and accretion on
     retained interest in securitization,
     net of tax                                      -               -              -             -              -               -

         Comprehensive income                        -               -              -             -              -               -
                                              ----------         -------    ----------      --------     ----------     -----------
Balance at June 30, 2000                      34,761,965          34,762     1,200,000       800,000      5,000,000      10,000,000

   Net loss                                          -               -              -             -              -               -
   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                      -               -              -             -              -               -

         Comprehensive loss                          -               -              -             -              -               -

   Stock options exercised                        89,500              89            -             -              -               -

   Issuance of stock options in lieu of
     payment for services                            -               -              -             -              -               -
                                              ----------         -------    ----------      --------     ----------     -----------
 Balance at June 30, 2001                     34,851,465         $34,851    $1,200,000      $800,000     $5,000,000     $10,000,000
                                              ==========         =======    ==========      ========     ==========     ===========


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

            For the years ended June 30, 2001, May 31, 2000 and 1999
                     and the one-month ended June 30, 2000


                                                               Additional                            Other              Total
                                                  Series E      paid-in           Accumulated     comprehensive     stockholders'
                                                 Preferred      capital             deficit          income            equity
                                                 ---------     ----------         -----------     -------------     ------------
Balance at May 31, 1998                           $       -      $19,311,782     $(43,989,656)    $       -          $ (7,643,112)

   Net income                                             -              -          3,875,680             -             3,875,680

   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                           -              -                 -        2,497,148           2,497,148
                                                                                                                      -----------
         Comprehensive income                             -              -                 -              -             6,372,828

   Issuance of Series E Preferred Stock in
     exchange for $10 million subordinated
     note                                          10,000,000            -                 -              -            10,000,000

   Issuance of warrants in lieu of payment
     of accrued interest on subordinated debt             -        3,358,929               -              -             3,358,929
                                                  -----------    -----------     -------------    -----------         -----------
Balance at May 31, 1999                            10,000,000     22,670,711      (40,113,976)      2,497,148          12,088,645
   Net income                                             -              -          3,072,195             -             3,072,195

   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                           -              -                 -        2,062,292           2,062,292

   Sale of retained  interest in securitized
     receivables, net of tax                              -              -                 -       (3,921,213)         (3,921,213)
                                                                                                                      -----------
         Comprehensive income                             -              -                 -              -             1,213,274

   Issuance of warrants and stock options
     in lieu of payment for services and assets           -        1,072,549               -              -             1,072,549
                                                  -----------    -----------     -------------    -----------         -----------

Balance at May 31, 2000                            10,000,000     23,743,260      (37,041,781)        638,227          14,374,468

   Net loss                                               -              -         (1,314,617)            -            (1,314,617)

   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                           -              -                 -          123,180             123,180
                                                                                                                      -----------
         Comprehensive income                             -              -                 -              -            (1,191,437)
                                                  -----------    -----------     -------------    -----------         -----------
Balance at June 30, 2000                           10,000,000     23,743,260      (38,356,398)        761,407          13,183,031

   Net loss                                               -              -         (5,088,523)            -            (5,088,523)

   Unrealized gain and accretion on
     retained interest in securitization,
     net of tax                                           -              -                 -        3,562,991           3,562,991
                                                                                                                      -----------

         Comprehensive loss                               -              -                 -              -            (1,525,532)

   Stock options exercised                                -          210,261              -               -               210,350

   Issuance of stock options in lieu of
     payment for services                                 -           18,900               -              -                18,900
                                                  -----------    -----------     -------------    -----------         -----------
Balance at June 30, 2001                          $10,000,000    $23,972,421     $(43,444,921)    $ 4,324,398         $11,886,749
                                                  ===========    ===========     =============    ===========         ===========


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the years ended June 30, 2001, May 31, 2000 and 1999
                     and the one-month ended June 30, 2000

                                                                                    One-month
                                                                    Year ended        ended             Years ended May 31,
                                                                      June 30,       June 30,      -------------------------------
                                                                        2001           2000              2000              1999
                                                                  -------------    -----------     -------------     -------------

Cash flows from operating activities:
   Net income (loss)                                              $  (5,088,523)   $(1,314,617)    $   3,072,195     $   3,875,680
   Adjustments to reconcile net income (loss) to net cash
     provided (used) in operating activities
       Provision for credit card losses                               9,305,969      1,238,291         5,680,975         4,607,081
       Amortization of receivable portfolios discount               (20,551,081)    (1,304,350)       (1,344,418)              -
       Amortization of retained interest in securitized
         credit cards                                                (1,802,451)       (44,488)              -                 -
       Provision for losses on accounts and notes receivable          1,791,567            -             100,000           768,860
       Depreciation and amortization                                  1,990,390        166,133         2,494,489         2,614,216
       Deferred tax benefit                                          (1,836,544)       (63,456)       (1,042,375)       (1,986,409)
       Gain on sale of interest in affiliates                               -              -          (5,260,358)              -
       (Gain) loss from unconsolidated affiliates                       (37,290)        (6,733)          332,760          (325,183)
       Gain on sale of credit card receivable portfolios             (1,526,504)           -          (5,771,007)      (11,851,080)
       Services received for stock options granted                       18,900            -              38,500               -
       Changes in operating assets and liabilities:
         Restricted cash                                               (146,787)       (77,582)         (275,631)          250,000
         Accounts and notes receivable                               (3,976,334)        87,606        (1,715,675)       (1,426,401)
         Receivable from special purpose entities                     4,673,377      4,041,776        (8,102,190)       (1,230,700)
         Prepaid expenses                                               122,188        147,909          (723,318)         (173,362)
         Accrued interest on funds advanced on credit cards            (440,393)        43,519          (511,096)           82,488
         Accrued fees                                                (1,162,586)         4,609        (1,197,790)          291,161
         Other assets                                                   360,436         (2,331)          407,121          (177,085)
         Unearned fees                                                  (12,868)        (4,308)          264,855           184,551
         Accounts payable and accrued expenses                        2,876,976        136,777           185,733          (193,277)
         Accrued interest payable on subordinated notes                 660,023        171,783           242,433         2,439,273
                                                                  -------------    -----------     -------------      ------------
                Net cash provided (used) in operating
                    activities                                      (14,781,535)     3,220,538       (13,124,797)       (2,250,187)
Cash flows from investing activities:
   Collection of consumer debt and funds advanced                    38,167,265      2,150,036        25,761,161        24,583,838
   Retained interest in securitized credit card receivables          (1,794,295)           -          (1,840,282)       (1,346,815)
   Proceeds from sale of credit card receivable portfolios            9,257,092            -          12,244,229        17,129,109
   Funds advanced on credit cards                                   (27,997,798)    (2,298,314)      (30,849,101)      (29,460,286)
   Purchase of non-performing consumer debt portfolios               (4,430,995)           -         (13,811,499)       (8,622,478)
   Proceeds from sale of beneficial interest in affiliates                  -              -           8,643,233               -
   Purchase of performing consumer debt portfolios                          -              -          (4,082,114)              -
   Development of proprietary software                                 (453,047)       (61,141)         (207,587)         (460,497)
   Purchase of property and equipment                                (2,086,373)       (52,411)         (737,172)         (682,539)
                                                                   ------------    -----------     -------------     -------------

                Net  cash   provided   (used)   in   investing
                  activities                                         10,661,849       (261,830)       (4,879,132)        1,140,332
                                                                    -----------    -----------      ------------      ------------


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

            For the years ended June 30, 2001, May 31, 2000 and 1999
                     and the one-month ended June 30, 2000

                                                                  Year ended   One-month ended        Years ended May 31,
                                                                    June 30,       June 30,      ----------------------------
                                                                     2001            2000            2000            1999
                                                                 ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from debt                                            $  4,129,628    $    251,255    $ 19,128,881    $    576,643
   Payments on debt                                                (2,561,301)     (2,242,774)     (1,956,321)     (2,032,989)
   Borrowings from capital leases                                   3,426,266              --         896,018         559,713
   Payments on capital lease obligations                           (1,791,594)       (153,807)     (2,175,331)     (1,664,653)
    Partner distributions from unconsolidated affiliates              323,161              --              --              --
   Proceeds from issuance of stock                                    210,350              --              --              --
                                                                 ------------    ------------    ------------    ------------

                Net cash provided (used) in financing
                  activities                                        3,736,510      (2,145,326)     15,893,247      (2,561,286)
                                                                 ------------    ------------    ------------    ------------

                NET INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                        (383,176)        813,382      (2,110,682)     (3,671,141)

Cash and cash equivalents at beginning of period                    2,236,630       1,423,248       3,533,930       7,205,071
                                                                 ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                       $  1,853,454    $  2,236,630    $  1,423,248    $  3,533,930
                                                                 ============    ============    ============    ============


Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                  $  4,825,707    $    265,007    $  4,178,571    $  1,592,864
       Income taxes                                                        --              --              --              --

     Noncash investing activities:
         Conversion of cardholder account to note receivable          504,801              --              --              --
         Change in fair market  value of retained  interest in
           securitized credit cards, net of tax                     2,214,309       1,471,862       2,062,292       2,497,148

     Noncash financing activities:
         Series D and E preferred stock issued in exchange
           for subordinated note                                           --              --              --      10,000,000
         Obligations assumed in lieu of payment of accrued
           interest on subordinated debt                                   --              --              --       1,641,071
         Issuance of warrants in lieu of payment of accrued
           interest on subordinated debt                                   --              --              --       3,358,929
         Issuance of warrants and stock options in lieu of
           payment for services and assets                             18,900              --       1,072,549              --


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 2001, May 31, 2000 and 1999
                                and June 30, 2000


NOTE A  -  ORGANIZATION

   The Credit Store (the "Company") is a technology and information based financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, the Company focuses on consumers who have previously defaulted on debt. The Company reaches these consumers by acquiring their defaulted debt. Through direct mail and telemarketing operations, these consumers are offered an opportunity to settle their debt, typically at a discount, transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card, and establish a positive credit history on their newly issued card by making timely and consistent payments. The Company accepts lump sum settlements or installment payment plans from those consumers who do not accept the credit card offer.

   After the consumers have made six or more consecutive monthly payments on their outstanding credit card balance the Company considers the account seasoned and available to sell or securitize. Because the focus of the Company's business is to convert defaulted debt into seasoned credit cards, the Company periodically sells or securitizes portfolios of these seasoned accounts. The Company also periodically sells into the secondary market for non-performing consumer debt portfolios of accounts it acquired but was unable to convert.

   On May 24, 2001, the Company changed its fiscal year end to June 30, from May
   31. The Company believes that the twelve months ended June 30, 2001 provide a meaningful comparison to the twelve months ended May 31, 2000 and 1999. There are no factors, of which the Company is aware, seasonal or otherwise, that would impact the comparability of information or trends, if the results for the twelve months ended June 30, 2000 and 1999 were presented in lieu of results for the twelve months ended May 31, 2000 and 1999, except for the change in revenue recognition related to investments in receivables effective June 1, 2000.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

      The Company has five subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Credit Alliance, TCS Funding IV, Inc. , and TCS Funding V, Inc. All of these subsidiaries are wholly owned by the Company; however, only Credit Store Capital Corp. and American Credit Alliance are consolidated in the financial statements. Credit Store Services, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. are qualifying special purpose entities ("QSPE's") that are not required to be consolidated.

      Credit Store Services, Inc. and Credit Store Capital Corp. acquire non-performing consumer receivables and contract with the Company to offer consumers a credit card or to accept settlements or payment plans. American Credit Alliance owns a 50% interest in Dakota Card Fund II, a limited liability company that contracts with the Company to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc. and TCS Funding V, Inc. were created in connection with securitizations for the purpose of purchasing performing credit card receivables from the Company. For consolidated entities, all significant inter-company transactions have been eliminated.

   Cash and Cash Equivalents

   For purposes of the statement of cash flows, cash includes all cash and investments with original maturities of three months or less when purchased, except restricted cash. The Company's restricted cash is on deposit with two banks in order to facilitate funding of credit card loans. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

   Investment in Unconsolidated Affiliate

   Investment in unconsolidated affiliate represents the Company's earnings in Dakota Card Fund II, LLC, an entity involved in substantially the same business as the Company and is recorded on the equity method of accounting.

   Securitization Accounting

   Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces, in its entirety, SFAS No. 125. The Company was required to adopt the provisions of SFAS No. 140 prospectively to transactions beginning after March 31, 2001. Although SFAS No. 140 has changed many of the rules regarding securitizations under SFAS No. 125, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. The proceeds of securitized financial assets are allocated to the assets sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date in determining the gain on the securitization transaction.

   SFAS No. 140 and No. 125 require an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service financial assets that have been securitized and amortize it over the period of estimated net servicing income or loss. The Company received adequate compensation for the servicing of securitized credit card receivables and therefore no servicing asset or liability was recorded.

   Retained Interest in Securitized Credit Card Receivables

   The retained interest in securitized credit card receivables is treated as a debt security classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. At the time of securitization, the retained interest is initially recorded at the basis allocated in accordance with SFAS No. 140. The original cost basis is adjusted monthly to fair value which is based on the discounted anticipated future cash flows on a "cash out" basis. The cash out method projects cash collections to be received only after all amounts owed to investors have been paid. Adjustments to fair value (net of related income taxes) are recorded as a component of other comprehensive income.

   Income on the retained interest is accrued based on the effective interest rate applied to its original cost basis, adjusted for previously accrued interest and cash payments. The effective interest rate is the internal rate of return determined based on the timing and amounts of anticipated future cash flows for the underlying pool of securitized credit card receivables. The Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", during the fourth quarter of fiscal year 2001. The adoption of EITF 99-20 did not have a material impact on the consolidated financial statements.

      The retained interest in securitized credit card receivables is evaluated for impairment by management monthly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest's original cost basis, adjusted for accrued interest and principal payments, is greater than the present value of expected future cash flows. No such provision for losses was recorded during the fiscal years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000.

   Property and Equipment

   Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets or terms of the capital lease. Expenditures for maintenance and repairs are expensed when incurred.

   Goodwill

   Goodwill originating from the acquisition of companies is being amortized using the straight-line method over fifteen years. The Company evaluates the impairment of goodwill based on expectations of future non-discounted cash flows and operating income related to purchased businesses. As of June 30, 2001 and May 31, 2000 accumulated amortization was $984,087 and $759,646.

   Revenue Recognition

   Effective June 1, 2000, the Company accounts for its investments in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Prior to June 1, 2000, the Company used the cost recovery method of accounting. Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of projected portfolio cash flows can be reasonably estimated and collection is probable. The Company has established projection models from historical portfolio data that it believes provides appropriate information to reasonably estimate future cash flows.

   For both the cost recovery and accrued methods of accounting, static pools are established which include accounts having similar attributes, based on the specific seller and the timing of the acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate consumer receivable balances) is not recorded at the time of purchase because the Company expects to collect a relatively small percentage of each static pool's consumer receivable balances. The Company accounts for each static pool as a unit for the economic life of the pool for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. All direct mail and scrubbing costs are expensed as incurred.

   Under the accrual basis of accounting, amortization of receivable portfolios discount is accrued based on the effective interest rate determined for each pool applied to each pool's carrying value as of June 1, 2000, adjusted for previously accrued interest and cash payments, or its cost if purchased after June 1, 2000. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received since the date of adoption of accrual accounting or since the pool's purchase date, if purchased after June 1, 2000, and anticipated future cash flow projections for each pool.

   The Company monitors impairment of non-performing receivable portfolios based on the current market environment and the discounted projected future cash flow of each portfolio compared to the portfolio's carrying amount. Provisions for losses are charged to earnings when the Company has determined that the investment in a non-performing receivable portfolio is greater than the present value of expected future cash flows. No such provision for losses was recorded in the year ended June 30, 2001, May 31, 2000 and 1999, or the one-month period ended June 30, 2000.

   The change to the accrual method resulted in an increase of $7.7 million and $1.2 million in income from credit card receivables for the year ended June 30, 2001 and one-month period ended June 30, 2000, compared to the amount that would have been reported under the cost recovery method previously used, and an increase of $5.0 million and $0.4 million in the provision for losses on credit card receivables. Prior periods are not required to be restated.

   Prior to June 1, 2000, the portfolios of non-performing consumer debt were accounted for on a pool basis using the cost recovery method of accounting in accordance with Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans." Under the cost recovery method of accounting, all cash receipts relating to individual portfolios of nonperforming consumer debt are applied first to recover the cost of the portfolios, prior to recognizing any revenue. Cash receipts in excess of cost of acquired portfolios are then recognized as revenue. The cost of the portfolio includes the purchase price paid to the seller plus costs directly related to the acquisition of the portfolio.

   Servicing revenues are fees related to originating, processing and managing credit cards for third parties. These revenues are recognized when the related services are provided.

   Fee income and interest on new advances is accrued on all credit card accounts including delinquent accounts, until the account is charged off. A credit card is contractually delinquent if the minimum payment is not received on the specified payment due date on the customer's statement.

   Allowance for Credit Card Losses

   The provision for credit card losses includes current period losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit card losses at a level that reflects known and inherent risks in the credit card portfolio. In evaluating the adequacy of the allowance for credit card losses, management considers several factors, including: historical trends of charge-off activity for each credit card portfolio as well as current economic conditions and the impact that such conditions might have on a borrowers' ability to repay. Significant changes in these factors could affect the adequacy of the allowance for credit card losses in the near term. Credit card accounts are generally charged-off when the credit card receivable becomes contractually 180 days past due, with the exception of bankrupt accounts, which are charged off immediately upon formal notification of bankruptcy, and accounts of deceased cardholders without a surviving, contractually liable individual, which are also charged off immediately upon notification.

   The following table summarizes information about the Company's allowance for credit card losses.


                                                        For the year           For the year
                                                           ended                   ended
                                                       June 30, 2001           May 31, 2000
                                                      ---------------          ------------
     Balance at beginning of period                     $ 3,593,909           $ 2,846,533
     Provision for credit card losses                     9,305,969             5,680,975
     Credit card receivables charged-off                 (9,042,996)           (6,051,670)
                                                        -----------           -----------

     Balance at end of period                           $ 3,856,882           $ 2,475,838
                                                        ===========           ===========

   Accounts and Notes Receivable

   Accounts and notes receivables represent amounts due to the Company mainly relating to sales of credit card receivables, a separation agreement with a former chief executive officer and other nonrelated party transactions. During the fourth quarter of fiscal 2001, the company recorded a reserve of $537,061 related to a note receivable from the former chief executive officer and $1,250,000 related to a note receivable from a third party. As of June 30, 2001 and May 31, 2000, the accounts and notes receivable allowance for doubtful accounts was $2,366,584 and $584,029.

   Stock Based Compensation

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Stock based awards granted to non-employees are expensed over the time the services are rendered based upon the fair value of the award or services. Proforma information related to the fair value based method of accounting is contained in Note H.

   Deferred Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Net Income (Loss) Per Share

   Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) applicable to common stockholders is computed by deducting dividends on preferred stock from net income (loss). Diluted net income (loss) per share is based on the weighted-average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. In computing diluted net income (loss) per share, only potential common shares that are dilutive (those that reduce net income per share) are included. Exercise of stock options is not assumed if the result would be antidilutive, such as when a net loss is reported.

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

   Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from non-performing consumer debt and credit card receivables ("portfolios"). Among other things, the estimated future cash flows of the portfolios are used to recognize income from receivable portfolios, impairment in investment in non-performing consumer debt, provision for losses on credit card receivables and fair value of retained interest in securitized credit card receivables. On a monthly basis, management reviews the estimate of future collections, and it is reasonably possible that these estimates may change based on actual results and other factors. A change could be material to the consolidated financial statements.

                          New Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for companies with fiscal years beginning after March 15, 2001. Certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates, assuming early application of SFAS 142 is not elected, for the Company are as follows:

      o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

      o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

      o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective for the Company's fiscal year beginning July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      o effective for the Company's fiscal year beginning July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

   The Company is currently reviewing early application of SFAS 142 as well as the affect of these FASB Statements on their financial statements.


NOTE C  -  INVESTMENTS IN RECEIVABLE PORTFOLIOS

   The Company acquires portfolios of non-performing consumer installment debt, credit card receivables, and automobile deficiency debt that have not been performing for several years from originating financial institutions. These debts are acquired at a substantial discount from the actual consumer outstanding balance. The Company's objective is to offer the consumer an opportunity to settle these debts, typically at a discount, and transfer the settled amount to a newly issued credit card. Debts that consumers do not settle may be sold by the Company to a third party.

      Upon settlement of the debt, a credit card is issued to the consumer with the opening balance and credit line equal to the settlement amount. From the time a settlement has been reached with the consumer, no incremental asset is recorded until after the consumer begins to make principal payments except for amortization of receivable portfolios discount and subsequent consumer funded activity. For financial statement purposes, the Company records amortization of receivable portfolios discount and funded credit card activity in investments in receivable portfolios. Amortization of receivable portfolios discount represents the present value of future cash flows from purchased non-performing consumer debt settled to the credit card account. Funded credit card activity reflects amounts funded by the Company for new purchases or advances, accrued interest on new purchases and advances, and accrued fees, less a provision for losses and unearned fees. After making principal payments on the settlement amount, the consumer may use the credit card for new purchases and cash advances up to their available credit limit, which may be increased from time to time based on their payment history.

   Investments in receivable portfolios consist of the following at:

                                                                              June 30,                 May 31,
                                                                                2001                    2000
                                                                              --------                  ------

     Cost and amortization of receivable portfolios discount                 $ 9,281,048             $ 9,648,090
                                                                             -----------             -----------

     Principal funded on new advances and purchases                          $27,456,560             $26,536,055
     Accrued interest on principal funded                                        376,749                 420,383
     Accrued fees                                                                339,517                 429,727
                                                                             -----------             -----------

     Credit card receivables                                                  28,172,826              27,386,165
                                                                             -----------             -----------

     Less
     Allowance for losses on credit card receivables                           3,856,882               2,475,838
     Unearned fees                                                               648,950                 666,127
                                                                             -----------             -----------

                                                                               4,505,832               3,141,965
                                                                             -----------             -----------

     Investments in receivable portfolios                                    $32,948,042             $33,892,290
                                                                             ===========             ===========

     Total credit card balances (1)                                          $66,184,418             $77,832,562
                                                                             ===========             ===========

     Available credit (2)                                                    $ 9,355,862             $ 7,837,918
                                                                             ===========             ===========

  (1) Total credit card balances above represent the total amount owed to the Company by the cardholders through initial settlement, new charges, interest, fees and payments.

  (2) Available credit represents the amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.

NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
             RECEIVABLE PORTFOLIOS


   During the fiscal year ended June 30, 2001, the Company established a new wholly-owned qualified special purpose entity, TCS Funding V, Inc. ("TCS V"), for the purpose of purchasing performing credit card receivables from the Company. TCS V entered into a $4.0 million credit facility with Miller & Schroeder Investments Corporation to finance the purchase of credit card receivables. The initial $4.9 million sale of credit card receivables to TCS V included receivables with a principal balance of approximately $5.7 million. The remaining $0.9 million, was recorded as a retained interest.

   The TCS V credit facility advanced 70% of the principal credit card receivables balance, of which 5% was deposited into a reserve account. The terms of the credit facility require that all credit card receivables purchased by TCS V must be current with a minimum of eight payments made on each account and must meet specified other eligibility requirements.

   Until May 1, 2002, after new charges are funded and fees and interest are paid, excess cash collections received are required to be used by TCS V, the special purpose entity, to amortize the lender's beneficial interest. After May 1, 2002, all cash collections received relating to the senior debt interest in the receivables are required to be used to repay principal, after payment-related servicing fees and interest are paid. All new charges on the sold accounts are required to be purchased by the Company in exchange for a residual interest until such time as the senior debt interest is paid down. While the senior debt interest is in place, there are restrictions on the Company's ability to pay dividends and to pay interest on or the principal of the notes held by the controlling stockholder.

   During October 2000, the Company established a new wholly-owned qualified special purpose entity, Credit Store Services, Inc. ("CSSI"), for the purpose of purchasing non-performing consumer debt portfolios from the Company. The Company contracts with CSSI to offer consumers credit cards under the Company's program or to accept settlements or payment plans. Non-performing consumer debt portfolios are sold to CSSI at a price equal to the Company's book value. CSSI entered into a $25.0 million credit facility with a lending institution to finance a portion of the purchase price of the acquired portfolios. The facility expires in October 2003. Through June 30, 2001, the Company sold approximately $785.0 million face value of consumer debt at a sales price of $9.0 million to CSSI and recorded a retained interest of $1.6 million in these assets, through June 30, 2001. As of June 30, 2001, the outstanding balance under CSSI's credit facility was $6.3 million, with $18.7 million available for future borrowings at the lender's discretion.

NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
             RECEIVABLE PORTFOLIOS  -  Continued


   During the year ended June 30, 2001, the Company also sold various receivable portfolios totaling $3.7 million for approximately $2.7 million to an unrelated party without recourse.

   During the year ended May 31, 2000, the Company established a new wholly-owned qualified special purpose entity (SPE), TCS Funding IV, Inc. ("TCS IV"), for the purpose of purchasing performing credit card receivables from the Company. TCS IV entered into a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The initial sale of credit card receivables to the SPE totaling approximately $12.1 million included receivables with a principal balance of approximately $14.2 million. TCS IV provided $10.0 million for the purchase and the remaining $2.1 million was recorded by the Company as retained interest. The transaction closed on May 31, 2000. The Company recognized a pre-tax gain of approximately $3.8 million. The unrealized gain of approximately $0.6 million, included in the retained interest, was recorded net of tax as a separate component of stockholders' equity.

   At May 31, 2000, the Company recorded a receivable from TCS IV for $9.3 million. This balance represented sales proceeds due to the Company. The receivable was guaranteed by the lending institution through an irrevocable commitment to fund. The receivable was collected subsequent to May 31, 2000.

   During the year ended May 31, 2000, the Company also sold a portfolio of receivables totaling approximately $1.4 million, with a carrying value of approximately $0.6 million, for approximately $1.1 million to an unrelated party without recourse.

   During the year ended May 31, 1999, the Company completed three securitizations of seasoned credit card receivables ("receivables") of approximately $20.4 million with three unconsolidated wholly-owned qualified special purpose entities ("SPE's"). All receivables sold in these transactions were current with a minimum of eight payments made on each account. The SPE's purchased the receivables from the Company for approximately $17.3 million of which approximately $13.0 million was funded with the sale of senior debt interests. The Company recognized a pre-tax gain of approximately $8.0 million and recorded a retained interest in securitized credit card receivables on an allocated basis in the amount of approximately $1.3 million.

NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
             RECEIVABLE PORTFOLIOS  -  Continued

   At May 31, 1999, the allocated basis amount was adjusted to a fair value of approximately $5.1 million, resulting in approximately $3.8 million of unrealized gain on the retained interest in securitized credit card receivables. The unrealized gain was recorded net of tax of approximately $1.3 million, resulting in approximately $2.5 million, as a component of comprehensive income. During November 1999, the Company sold its retained interest in the three SPE's to the lender for approximately $8.6 million, resulting in a pre-tax gain of approximately $6.5 million.

   During the year ended May 31, 1999, The Company also sold a portfolio of credit card receivables with a total credit card balance of approximately $7.0 million and a carrying value of approximately $2.2 million for $5.0 million to an unrelated party without recourse.

         The following summarizes the Company's securitization activity:


                                           Year ended               Year ended
                                          June 30, 2001           May 31, 2000
                                          -------------           ------------

      Proceeds from securitizations          $4,496,048            $10,461,551

      Servicing fees received                 2,886,273                508,503



                               Retained Interests

   The Company's retained interests are carried at estimated fair market value with the changes in fair value included as other comprehensive income. The estimated fair market value is based on the present value of expected future cash flows using management's estimates of key assumptions. The following summarizes the changes in the balance of the Company's retained interest for the year ended June 30, 2001:

NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
             RECEIVABLE PORTFOLIOS  -  Continued



                                                                               Estimated
                                                                               unrealized               Fair
                                                                  Cost            gains                 value
                                                                 ------        -----------             -------
     Balance at July 1, 2000                                 $1,220,325         $1,153,647           $ 2,373,972
                                                             ----------         ----------           -----------
     Retained interests in portfolios sold                    1,794,295                 -              1,794,295
     Interest accrued                                         1,802,451                 -              1,802,451
     Change in unrealized gain                                       -           5,399,534             5,399,534
                                                             ----------         ----------           -----------

     Balance at June 30, 2001                                $4,817,071         $6,553,181           $11,370,252
                                                             ==========         ==========           ===========


   As of June 30, 2001, the gross net unrealized gain has been offset by a deferred tax expense of approximately $2.2 million.

   The key economic assumptions used in measuring the fair value of retained interests at the time of and subsequent to a securitization are the expected net cash payment rate and the discount rate. The expected net cash rate is approximately 2.25% per month and varies by type of cards sold in each securitization. The net cash rate is the excess consumer payments over new credit card purchases and advances. The estimated cash flows have been discounted at 23%.

   The following represents the sensitivity of the current fair value of retained interest in securitizations at June 30, 2001 to changes to key assumptions:


        Expected cash payment rate (monthly)                            2.25%
                Impact on fair value of 5% adverse change            $715,000
                Impact on fair value of 10% adverse change         $1,312,000
        Discount rate                                                     23%
                Impact on fair value of 5% adverse change            $245,000
                Impact on fair value of 10% adverse change           $484,000

NOTE D  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
             RECEIVABLE PORTFOLIOS  -  Continued

   The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

   The Company's managed credit card receivables consists of retained interest in credit card receivable securitizations and investor's share of securitizations sold to unrelated parties without recourse. The Company records its retained interest in credit card receivable securitizations on the balance sheet. The following table summarizes the balances included in the managed credit card receivable portfolios.


                                                                        June 30, 2001          May 31, 2000
                                                                        -------------          ------------
     Retained interest in credit card receivable portfolios
       securitized - (sellers interest)                                   $11,370,252          $  2,142,846

     Investor's interests in credit card receivable
       portfolios securitized - (not included on balance
       sheet)                                                               9,636,810            12,153,228
                                                                          -----------          ------------

     Total managed credit card receivable portfolios
                                                                          $21,007,062           $14,296,074
                                                                          ===========          ============

NOTE E  -  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                         Useful
                                                          life                     June 30,                May 31,
                                                       (in years)                      2001                   2000
                                                       ----------                     ------                 -----
     Computer equipment and software                     3 - 5                  $  7,374,305           $  7,289,750
     Office equipment                                    5 - 7                     1,768,762              2,280,037
     Furniture and fixtures                              5 - 7                     1,302,527              1,241,458
     Proprietary software                                  5                       1,182,271                668,084
     Leasehold improvements                          Life of leases
                                                                                     694,670                669,884
                                                                                ------------           ------------
                                                                                  12,322,535             12,149,213
     Less accumulated depreciation and
       amortization                                                               (6,940,108)            (7,489,579)
                                                                                  ----------             ----------
                                                                                   5,382,427              4,659,634
     Land                                                                            130,426                130,426
                                                                                ------------           ------------

                                                                                $  5,512,853           $  4,790,060
                                                                                ============           ============



NOTE F  -  NOTES PAYABLE



   Notes payable consist of the following at:


                                         June 30,               May 31,
                                             2001                  2000
                                       -----------           -----------

     Note payable - bank               $13,380,867           $13,442,597
     Note payable - other                9,805,267            10,166,729
                                       -----------           -----------

                                       $23,186,134           $23,609,326
                                       ===========           ===========

   Note Payable  -  Bank

   On April 30, 1998, the Company entered into a financing agreement with a bank. The revolving line of credit, may not exceed an established dollar amount or 50% of the Company's eligible receivables as defined by the agreement and is used for general working capital purposes. The originally established dollar amount, which was $5,000,000, was increased to $10,000,000 on June 25, 1999, increased to $15,000,000 on December 6, 1999, and decreased to $13,000,000 on July 2, 2001. On September 28, 2001, this agreement was amended to change the maturity date from May 31, 2002 to July 31, 2002. Effective October 31, 2001, the maximum dollar amount available under the credit limit will be reduced to the lesser of $11,500,000 or an amount equal to $13,000,000 less sixty percent of net cash proceeds derived from sales or securitizations of credit card portfolios on or after September 28, 2001 and prior to October 31, 2001. After October 31, 2001, the maximum amount available under the credit limit will be further reduced by an amount equal to sixty percent of all net cash proceeds derived from sales or securitizations of credit card portfolios. The line is collateralized by substantially all of the Company's assets. The interest rate, which was originally at the prime rate plus 2.75% per annum, was reduced to prime rate plus 2.5% per annum on June 25, 1999. Interest expense for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $1,462,243, $1,501,047, $617,249, and $142,696.

   Note Payable  -  Other

   The Company has uncollateralized installment notes issued in connection with purchases of non-performing consumer debt in addition to installment obligations assumed in connection with the closing of certain affiliated mortgage companies (see Note L). The notes have various maturity dates through May 2002, with interest rates ranging up to 23.7% per annum. The amount outstanding as of June 30, 2001 and May 31, 2000 was $145,644 and $2,292,920. Interest expense for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $118,302, $145,763,
   $65,353, and $13,086.

   On October 15, 1999, the Company, through a bankruptcy remote special purpose entity (SPE), entered into a revolving line of credit ("revolving line") with a financial institution. The revolving line, which may not exceed $17,500,000, is non-recourse to the Company and is secured by all assets of the SPE. The revolving line is used to acquire non-performing consumer debt portfolios. The Company services the portfolios subject to an agreement with the SPE and purchases all new credit card receivables for a pre-determined price. The SPE is not a qualified SPE for accounting purposes and is consolidated with the Company in the accompanying consolidated financial statements. Interest is charged at a floating daily rate and is equal to the reference rate plus 2.5% per annum. The agreement is in effect until August 31, 2002. The amount outstanding as of June 30, 2001 and May 31, 2000 was $1,659,623 and $1,772,888. Interest expense for the years ended June 30, 2001 and May 31, 2000, and the one-month ended June 30, 2000 was $239,369, $151,547, and $18,727.

   On September 20, 1999, the Company entered into a repurchase agreement with a bank. Under the agreement the bank purchased credit card receivables from the Company for $3,000,000 which had an initial repurchase date of December 20, 1999. The original agreement was amended in March 2000 to increase the repurchase amount to $6,000,000. Interest was charged at a rate of 15% per annum. In November 2000, the Company entered into a new $8,000,000 repurchase agreement with the same bank and interest charged was reduced to 12% per annum. The agreement, as amended, has a repurchase date of January 4, 2002. The balance outstanding at June 30, 2001 and May 31, 2000 was $8,000,000 and $6,000,000. Interest expense for the years ended June 30, 2001, May 31, 2000, and the one-month ended June 30, 2000 was $884,083, $378,750, and $62,500.

   At June 30, 2001, future minimum principal payments for all notes payable were as follows:



                    Year                                 Amount
                    ----                                --------

                    2002                             $ 8,145,644
                    2003                              15,040,490
                                                     -----------

                                                     $23,186,134
                                                     ===========

NOTE G  -  CAPITAL LEASE OBLIGATIONS

   The Company leases computer equipment and furniture and fixtures under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the lease. Assets under capital leases have been capitalized at a cost of $6,896,895 and $6,953,160, and have accumulated amortization of $3,998,825 and $5,023,793 at June 30, 2001 and May 31, 2000.

   Future minimum lease payments for capitalized leases are as follows at June 30, 2001:

                Year                                            Amount
                ----                                           --------

                2002                                         $2,573,877
                2003                                          1,625,429
                2004                                            988,402
                                                             ----------

                                                              5,187,708

                Less amount representing interest              (940,615)
                                                             ----------

                                                             $4,247,093
                                                             ==========

   Amortization expense for assets under capital leases for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $1,685,628, $1,377,479, $1,645,705 and $73,171.


NOTE H  -  STOCK OPTIONS

   The Board of Directors of the Company approved the Company's 1997 Stock Option Plan (the "Plan"). The Plan authorizes the grant of stock options covering 8,000,000 shares of the Company's common stock. In addition, the Board of Directors has granted stock options outside the Plan covering a total of 1,550,000 shares of Common Stock. The Board of Directors has the authority to determine the key employees, consultants, and directors who shall be granted options as well as the number of options granted and the nature of each grant. The options granted under the Plan may be either incentive stock options or nonqualified stock options.

   Transactions during each three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 are summarized as follows:



                                                    Number of     Weighted
                                                  shares under     average
                                                     option     exercise price
                                                    --------    --------------

     Outstanding at June 1, 1998                   3,656,000         $2.93
        Granted                                      690,500          2.35
                                                    --------

     Outstanding at May 31, 1999                   4,346,500          2.84
        Granted                                      942,500          2.90
        Cancelled                                   (156,000)         2.08
                                                   ---------

     Outstanding at May 31, 2000                   5,133,000          2.88
        Granted                                        4,000          4.44
                                                      ------

     Outstanding at June 30, 2000                  5,137,000          2.88
        Granted                                    2,534,438          3.13
        Exercised                                    (89,500)         2.35
        Cancelled                                   (108,000)         3.00
                                                   ---------

     Outstanding at June 30, 2001                  7,473,938          2.97
                                                   =========


   At June 30, 2001 options exercisable for 5,481,000 shares of common stock with a weighted average exercise price of $2.78 were outstanding.

   The following table summarizes information about stock options outstanding at June 30, 2001:


                                                  Options outstanding
                                      -----------------------------------------
                                                      Weighted
                                                      average         Weighted
             Range of                                 remaining       average
             exercise                    Number         life          exercise
              prices                  outstanding      (years)        price
        ------------------            -----------   -------------    --------

          $1.56 - $2.40                 4,733,238        2.80          $1.94
          $2.50 - $3.69                   782,700        3.03           2.95
          $3.88 - $6.47                 1,958,000        2.41           5.45
                                        ---------
                                        7,473,938                       2.97
                                        =========

                                                Options exercisable
                                          ----------------------------------
                                              Number              Weighted
                      Range of            exercisable at          average
                      exercise               June 30,             exercise
                        prices                 2001                price
                  ----------------         --------------         --------

                   $1.56 - $2.40            3,743,000               $2.03
                   $2.50 - $3.69              715,000                2.95
                   $3.88 - $6.47            1,023,000                5.42
                                            ---------

                                            5,481,000                2.78
                                            =========


   The Company's pro forma net income (loss) applicable to common shareholders and basic and diluted net income (loss) per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

                                              Year ended           One-month ended          Years ended May 31,
                                               June 30,                June 30,         ----------------------------
                                                2001                   2000              2000                  1999
                                              -----------            -----------        ---------            -------
     Net income (loss) applicable to
       common shareholders                    $(8,620,256)           $(1,525,504)       $(506,953)           $50,109
     Net income (loss) per share
       Basic and diluted                           $(0.25)                $(0.04)          $(0.01)             $0.00


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                              Year ended           One-month ended          Years ended May 31,
                                               June 30,                June 30,         ----------------------------
                                                 2001                   2000              2000                1999
                                              -----------            -----------        ---------            -------

   Fair value of options granted                   $1.69                  $2.91              $2.12               $1.73

   Assumptions:
     Dividend yield                                   $0                     $0                 $0                  $0
     Volatility                                      75%                    75%                90%                 90%
     Average term                          5 or 10 years          5 or 10 years      5 or 10 years       5 or 10 years
     Risk-free rate of return                      5.75%                  5.75%      6.05% - 6.47%       5.75% - 5.81%

   On April 30, 1998, the Company granted warrants to purchase 650,247 shares of the Company's common stock for $2.50 per share to a bank with which it has a financing agreement. Warrants to purchase 278,677 shares were exercisable immediately, while the remaining 371,570 warrants were exercisable on June 25, 1999, when the Company's line of credit increased to $10,000,000 (see Note F). The fair value of the warrants was $1.01 at the date of grant. For the years ended June 30, 2001 and May 31, 2000 and the one-month period ended June 30, 2000, $276,526, $357,182, and $23,044 of amortization was included in interest expense.

   On March 18, 1999, the Company granted a five-year warrant to a vendor to purchase up to 1,000,000 shares of the Company's common stock at $2.00 per share. As of June 30, 2001 and May 31, 2000, 500,000 shares were vested under this agreement. The fair value of warrants was $0.85 and $0.56 at the respective vesting dates. For the years ended June 30, 2001 and May 31, 2000 and the one-month period ended June 30, 2000, expense was $129,860, $72,262, and $10,822.


NOTE I  -  INCOME TAXES

   Deferred income tax assets (liabilities) consist of the following at:


                                                                                 June 30,               May 31,
                                                                                     2001                  2000
                                                                              ------------          ------------
      Deferred tax assets
       Net operating loss carryforward                                        $ 15,664,041          $ 14,291,447
      Allowance for doubtful accounts                                            1,857,782             1,389,759
       Other reserves                                                            1,593,600                    -
                                                                              ------------          ------------
                   Total deferred tax assets                                    19,115,423            15,681,206
       Less valuation allowance                                                (11,251,592)          (10,327,461)
                                                                              ------------          ------------
                                                                                 7,863,831             5,353,745
     Deferred tax liabilities
       Gain on sales of portfolios                                                      -             (2,324,961)
       Unrealized gain on retained interest in securitization                   (2,227,720)             (328,784)
       Revenue recognition method difference                                    (2,936,111)                   -
                                                                              ------------          ------------
                   Total deferred tax liabilities                               (5,163,831)           (2,653,745)
                                                                              ------------          ------------

     Net deferred tax asset                                                   $  2,700,000          $  2,700,000
                                                                              ============          ============

   The difference between the total income tax benefit and the income tax expense (benefit) computed using the applicable Federal income tax rate was as follows for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000:


                                                      Year ended     One-month ended          Years ended May 31,
                                                       June 30,          June 30,        ----------------------------
                                                         2001              2000             2000             1999
                                                     -----------       ----------       -----------      -----------
     Computed Federal income taxes at 34%
                                                     $(2,354,523)       $(468,545)      $   690,139      $   642,352

     Other                                                (1,153)             --            211,013          295,708

     (Increase) decrease of deferred tax
       asset valuation allowance                         519,132          404,999        (1,943,527)      (2,924,469)
                                                     -----------       ----------       -----------      -----------

     Income tax benefit                              $(1,836,544)      $  (63,456)      $(1,042,375)     $(1,986,409)
                                                     ===========       ==========       ===========      ===========


   At June 30, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $45,000,000, which will begin to expire in 2012. The benefit of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards are to be utilized and the change of control rules.

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

   In January 1998, the Company adopted a defined contribution 401(k) profit-sharing plan for its employees. All employees working at least 1,000 hours per year are eligible to participate in the plan. Employees can contribute up to 15% of their salary up to $10,500, $10,000 and $9,500 for the calendar years 2000, 1999 and 1998. The plan requires the employer to match 100% of the first 3% of compensation contributed to the plan by the employees. Employer contributions vest at a rate of 20% per year. Additional employer contributions are allowable at the discretion of the Board of Directors. The Company expensed $211,702, $217,271, $173,479 and $18,183 for the years ended June 30, 2001, May 30, 2000 and 1999 and for the month ended June 30, 2000 relating to this plan.


NOTE K  -  MUTUAL BUSINESS DEVELOPMENT AGREEMENTS

   In October 1996, the Company's predecessor entered into two Mutual Business Development Agreements ("Development Agreements"), one with O. Pappalimberis Trust and one with Renaissance Trust I.

   The Development Agreements call for a royalty equal to 5% of any newly established receivable originated or acquired by the Company by way of a converted credit card account held which: (i) is delivered to a pre-securitization credit facility, (ii) becomes a qualifying receivable, or
   (iii) meets other specified account age and payment parameters. A qualifying receivable is defined as any converted account on which the cardholder has made three consecutive payments within certain time restrictions. In addition, the Development Agreements provide for royalties equal to 5% of all principal cash collections on specified accounts that are not converted to credit cards. The total royalty, if earned, payable under each of the two Development Agreements, after deductions and exclusions, will not exceed $25 million.

   The Development Agreement with the O. Pappalimberis Trust was amended on September 1, 1998 to alter the amount and timing of payments, give the Company a buyout option, alternate royalty payment options and extend the term of the agreement to May 31, 2005. The Development Agreement with Renaissance Trust I expires October 7, 2002 and has not been amended.

   Both Development Agreements are currently in dispute. In February 2001 the Company discontinued payment of royalties under both Development Agreements. The Company is discussing the rights and obligations of the parties under the Development Agreement with the O. Pappalimberis Trust.

   On April 23, 2001, the Company was sued by Renaissance Trust I in the United States District Court for the Southern District of New York in an action titled Renaissance Trust I v. The Credit Store, Inc. The plaintiffs allege breach of the Mutual Business Development Agreement and conversion and seek enforcement of the contract, compensatory damages alleged to be in excess of $5 million, and punitive damages of $25 million. Renaissance Trust I owns 4,000,000 shares of the Company's common stock and 400,000 shares of the Company's Series B Preferred Stock. On June 29, 2001, the Court dismissed the conversion claim and dismissed the demand for punitive damages.

   At June 30, 2001, the Company has estimated that it is probable that a settlement of at least $2,000,000 will be required to settle the contract disputes and terminate the agreements. This amount has been accrued during the fourth quarter of fiscal 2001.

   For the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000, $1,067,363, $1,733,412, $1,541,944, and
   $211,069 of royalty expenses were incurred with $893,918, $740,487, $702,075, and $816,556 accrued at June 30, 2001, May 31, 2000 and 1999, and June 30,
   2000.


NOTE L  -  RELATED PARTY TRANSACTIONS

      At June 30, 2001 and May 31, 2000, the Company owed amounts under subordinated promissory notes to J.L.B. of Nevada, Inc. ("JLB"), an entity wholly owned by Jay L. Botchman ("Botchman"), majority shareholder and former director, totaling $16,444,940 payable on demand with interest at 12% per annum. Interest expense on these notes was $2,000,801, $2,006,283, $2,307,467, and $164,449 for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000. Accrued interest related to subordinated promissory notes was approximately $2,200,000 and $1,500,000 at June 30, 2001 and May 31, 2000. The notes are collateralized by substantially all the Company's assets, but subordinated to the Company's revolving credit lines.

   On May 29, 1999, JLB, forgave $5,000,000 of interest on the subordinated promissory notes, in exchange for warrants to purchase 4,000,000 shares of the Company's common stock with an exercise price of $3.25 per share, expiring on June 30, 2004, and the Company's assumption of equipment and related lease obligations from a company affiliated with JLB in the amount of approximately $1,700,000. The fair value of the warrant was approximately $3,300,000.

   On February 27, 1998, the Company issued a subordinated promissory note to Botchman in the amount of $350,000 payable on demand with interest at 12% per annum. The note was paid during fiscal 2000. Interest expense for the years ended May 31, 2000 and 1999 was $18,200, and $42,583.

   The Company's former Chairman of the Board of Directors and Chief Executive Officer, Martin J. Burke, III ("Burke"), resigned effective September 21, 2000. On this date, Burke had a personal credit card account with the Company with a balance due of approximately $500,000. Under the terms of Burke's separation and release agreement, the credit card balance and another $25,000 for legal fees paid by the Company on Burke's behalf was combined into a note receivable, which matures on December 1, 2002, with interest at 8% per year payable monthly. The note receivable is secured by the severance payments made to Burke through March 26, 2002 and by Burke's stock options which have a $2.00 exercise price and terminate in December 2002. As of June 30, 2001, Burke's stock option exercise price is above market. During the year ended June 30, 2001, the Company received only the applied severance payments from Burke. Accordingly, the Company has provided a reserve for the entire principal and interest of $537,061 due from Burke as of June 30, 2001.

   The Company, through its wholly-owned subsidiary, American Credit Alliance, Inc., has an $880,000 note payable to JLB with an interest rate of 10% per annum. American Credit Alliance Inc. is the managing member and 50% owner of Dakota Card Fund II, LLC, an entity that owns performing credit card receivables. Interest expense for the years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $89,222, $89,467, $89,222 and $7,333. Accrued interest related to this note payable was approximately $424,000 and $327,000 at June 30, 2001 and May 31, 2000.

   The Series A and B Preferred Shares were issued at $1.00 per share (total of $2,000,000) on December 4, 1996 to a related party. During fiscal year 2001, 400,000 shares of Series B Preferred Shares were transferred to a different related party. There was no change in the amount or number of outstanding Series B Preferred Shares. The Series A Preferred Stock, as a class, was granted 80% of the voting rights in the Company, but the percentage is subject to adjustment on certain issuances of capital stock. The Series B Preferred Stock has one vote per share. The shares of Series A and B Preferred Stock have a liquidation preference of $1.00 per share and will earn cumulative dividends at a rate of $0.05 per share per annum. At anytime after December 31, 2001 the Series A and B Preferred Stock will be redeemable at the option of the Company. The Series B Preferred Stock is convertible at the option of the holder into Series A Preferred Stock on a share-for-share basis.

   On December 31, 1996, the Company issued 5,000 shares of Series C Preferred Stock to a related party for $5,000,000. The shares of Series C Preferred Stock are non-voting and earn cumulative dividends at 6% of $1,000 per share per annum. The shares have a liquidation preference of $1,000 per share. The Series A and B Preferred Stock rank senior to the Series C with respect to dividend and liquidation rights.

   On May 29, 1998, the Company issued 10,000 shares of Series D Preferred Stock to a related party in exchange for cancellation of a $10,000,000 Promissory Note dated August 1, 1997. The shares of Series D Preferred Stock are non-voting and earn a dividend of 8% of the stated value of $1,000 per share per annum payable annually on December 31. The shares have a liquidation preference of $1,000 per share. The Series D Preferred Stock ranks senior to the Series A, B and C with respect to dividend and liquidation rights. Each share of Series D Preferred Stock is convertible into 380 shares of common stock. The holders of the Series D Preferred Stock have piggyback registration rights with respect to the Common Stock issuable upon conversion of the shares of Series D Preferred Stock.

   On August 31, 1998, the Company issued 10,000 shares of Series E Preferred Stock to a related party in exchange for agreeing to cancel a $10,000,000 subordinated promissory note. The shares of Series E Preferred Stock are non-voting and earn a dividend of 8% of the stated value of $1,000 per share per annum payable annually on December 31. The shares have a liquidation preference of $1,000 per share. The Series E Preferred Stock ranks senior to the Series A, B, C and D with respect to dividend and liquidation rights. Each share of Series E Preferred Stock is convertible into 285 shares of common stock. The holders of the Series E Preferred Stock have piggy back registration rights with respect to the common stock issuable upon conversion of the shares of Series E Preferred Stock.

   As of June 30, 2001 and May 31, 2000, accumulated preferred dividends undeclared and unpaid on preferred stock amounted to approximately $6,200,000 and $4,100,000.

   On May 4, 2001, in consideration of JLB agreeing to amend the payment terms of several promissory notes, the Company extended the expiration date of the conversion feature of the Series D Preferred Stock until May 30, 2006 and the Series E Preferred Stock until August 30, 2006.

   During fiscal 2001, the Company appointed a new director who is counsel to a law firm that provides services to the Company. The Company recorded legal expense for services from this firm of approximately $543,000 in fiscal 2001.


NOTE M  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases certain properties, vehicles and equipment under non-cancelable operating leases. Total lease rentals charged to operations were approximately $1,154,000, $858,000, $766,000 and $73,000, for the years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000. Future minimum lease payments under the non-cancelable operating leases are as follows:

                Year ending June 30,                        Amount
                                                           --------

                      2002                                $ 834,000
                      2003                                  691,000
                      2004                                  538,000
                      2005                                  285,000
                      2006                                  285,000
                      Thereafter                          1,734,000
                                                          ---------

                                                         $4,367,000
                                                         ==========

   Contingencies and Litigation

   The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) one class action on behalf of persons purportedly solicited by the Company to voluntarily repay debt that had been improperly reported as a bad debt on a credit-reporting bureau, alleging that the Company had violated other provisions of federal or state law, including violations of the Bankruptcy Code, the Fair Debt Collection Practices Act and RICO; (ii) one action on behalf of plaintiffs seeking class status asserting claims under California state statutes seeking damages and injunctive relief barring the Company from offering its credit card program to debtors whose debt is out of statute and/or cannot be reported on a credit bureau as bad debts; and (iii) the contract dispute concerning the Business Development Agreement discussed in Note K. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and consumer complaints involving the Company will have a material adverse effect on the consolidated financial position and consolidated results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.


NOTE N  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The accompanying financial statements include various estimated fair value information as of June 30, 2001 and May 31, 2000. As required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the statement and does not purport to represent the aggregate net fair value of the Company. None of the Company's financial instruments are held for trading purposes.

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


   Investments in Receivable Portfolios

   The fair value is estimated based on recent acquisitions of similar receivable portfolios and discounted expected future cash flows. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows.


   Retained Interest in Securitized Credit Card Receivables

   The carrying amount approximates fair value. Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific factors. The anticipated future cash flows are projected on a "cash out" basis to reflect the restriction of cash flows until the investors have been fully paid.


   Accounts Payable and Accrued Expenses

   The carrying amount approximates fair value.

   Notes Payable

   The carrying amount approximates fair value. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

   Subordinated Notes and Accrued Interest Payable

   Due to the related party relationship of these notes, it is not practical to estimate fair value.


   The carrying amounts and estimated fair values of the Company's financial instruments consisted of the following:

                                                    June 30, 2001                    May 31, 2000
                                             ---------------------------     ---------------------------
                                               Carrying       Estimated        Carrying       Estimated
                                                value        fair value         value         fair value
                                             -----------     -----------     -----------     -----------
Cash,  Cash  Equivalents  and Restricted
  Cash                                       $ 3,103,454     $ 3,103,454     $ 2,448,879     $ 2,448,879

Accounts and Notes Receivable                $ 5,392,844     $ 5,392,844     $ 2,765,882     $ 2,765,882
Amounts Due from Special Purpose
  Entities                                   $   617,737     $   617,737     $ 9,332,890     $ 9,332,890
Investments in Receivable Portfolios
                                             $32,948,042     $49,175,646     $33,892,290     $63,900,000
Retained Interest in Securitized  Credit
  Card Receivables                           $11,370,252     $11,370,252     $ 2,142,846     $ 2,142,846
Accounts Payable and Accrued Expenses
                                             $ 7,537,895     $ 7,537,895     $ 4,499,142     $ 4,499,142
Notes Payable                                $23,186,134     $23,186,134     $23,609,326     $23,609,326

NOTE O  -  NET INCOME (LOSS) PER SHARE


                                                                   One month
                                                Year ended           ended              Years ended May 31,
                                                  June 30,           June 30,       ----------------------------
                                                   2001               2000             2000            1999
                                                ------------      ------------      -----------     -----------
Basic net income (loss) per share
  Net income (loss) applicable to common
    stockholders                                $ (7,088,523)     $ (1,481,284)     $ 1,072,195     $ 2,075,681
                                                ============      ============      ===========     ===========
  Weighted-average shares outstanding
                                                  34,799,135        34,761,965       34,761,965      34,761,965
                                                ============      ============      ===========     ===========
  Basic net income (loss) per share             $      (0.20)     $      (0.04)     $      0.03     $      0.06
                                                ============      ============      ===========     ===========
Diluted net income (loss) per share
  Net income (loss) applicable to common
    stockholders                                $ (7,088,523)     $ (1,481,284)     $ 1,072,195     $ 2,075,681
                                                ============      ============      ===========     ===========
  Weighted-average shares outstanding
                                                  34,799,135        34,761,965       34,761,965      34,761,965
  Effect of diluted securities options                    -*                -*        2,162,243         329,585
                                                ------------      ------------      -----------     -----------
         Weighted-average of diluted
           shares outstanding                     34,799,135        34,761,965       36,924,208      35,091,550
                                                ============      ============      ===========     ===========
Diluted net income (loss) per share             $      (0.20)     $      (0.04)     $      0.03     $      0.06
                                                ============      ============      ===========     ===========


*Antidilutive.


NOTE P  -  PREFERRED STOCK

   As of June 30, 2001 and May 31, 2000, Preferred Stock consists of the following:


                                                                                   June 30,              May 31,
                                                                                     2001                  2000
                                                                                    ------                ------
     Series A Preferred Stock, $.001 par value; 2,000,000 shares authorized;
       1,200,000 shares issued and outstanding; stated at liquidation value
       of $1 per share                                                           $ 1,200,000         $ 1,200,000

     Series B Preferred Stock, $.001 par value; 800,000 shares authorized,
       issued, and outstanding; stated at liquidation value of $1 per share          800,000             800,000

                                                                                 June 30,               May 31,
                                                                                     2001                  2000
                                                                                    ------                ------
     Series C Preferred Stock, $.001 par value; 5,000 shares
       authorized, issued, and outstanding; stated at liquidation value
       of $1,000 per share                                                     $ 5,000,000           $ 5,000,000

     Series D Preferred Stock, $.001 par value; 10,000 shares authorized, issued,  and outstanding; convertible into 3,800,000 shares of
       common stock; stated at liquidation value of $1,000 per share         10,000,000            10,000,000

     Series E Preferred Stock, $.001 par value; 20,000 shares
       authorized, convertible into 5,700,000 shares of common stock;
       10,000 shares issued and outstanding; stated at liquidation value
       of $1,000 per share                                                      10,000,000            10,000,000
                                                                                ----------            ----------

                                                                               $27,000,000           $27,000,000
                                                                                ==========            ==========

   Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders.

NOTE Q  -  COMPARATIVE CONDENSED INFORMATION (UNAUDITED)

   The following unaudited condensed financial information presents the one-month period ended June 30, 1999 and is presented for comparative purposes to the one-month period ended June 30, 2000, which is included in the consolidated financial statements.


                      Consolidated Statement of Operations

Revenue                                                                  $  2,626,562

 Less provision for losses                                                    542,010
                                                                         ------------

         Net revenue                                                        2,084,552

Operating expenses                                                          2,993,015
                                                                         ------------

         Operating loss                                                      (908,463)

Interest expense                                                              286,723
                                                                         ------------

         Loss before income taxes                                          (1,195,186)

Income tax benefit                                                                 --
                                                                         ------------

         NET LOSS                                                          (1,195,186)

Dividends on preferred stock                                                 (166,667)
                                                                         ------------

Net loss, applicable to common stockholders                              $ (1,361,853)
                                                                         ============

Basic and Diluted net loss per share                                     $      (0.04)

Basic and Diluted weighted-average common shares outstanding             $ 34,761,965
                                                                         ============


                      Consolidated Statement of Cash Flows



Net cash flows used in  operating activities                             $   (730,626)

Cash flows from investing activities:
   Collection of funds advanced on credit cards and consumer debt           1,200,201
   Funds advanced on securitized and owned credit card receivables         (2,035,372)
   Purchase of nonperforming and performing consumer debt portfolios       (4,284,877)
   Other                                                                      (34,113)
                                                                         ------------

         Net cash used in investing activities                             (5,154,161)

Cash flows from financing activities:
   Proceeds from debt, net                                                  5,121,096
   Other                                                                      (13,708)
                                                                         ------------

         Net cash provided in financing activities                          5,107,388
                                                                         ------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                           (777,399)

Cash and cash equivalents at beginning of period                            3,533,930
                                                                         ------------

Cash and cash equivalents at end of period                               $  2,756,531
                                                                         ============

            NOTE R - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                Year ended June 30, 2001
                                            ------------------------------------------------------------------
                                              Total for
                                             year ended      Fourth       Third         Second        First
                                            June 30, 2001   quarter**    quarter*       quarter*      quarter*
                                            -------------  -----------   --------      ---------      --------
                                                           (dollars in thousands, except per share data)
Summary of operations
   Revenue                                    $ 47,053      $ 11,355      $ 13,050      $ 11,208      $ 11,439
   Provision for losses                         (9,306)       (2,941)         (690)       (3,412)       (2,262)
                                              --------      --------      --------      --------      --------

         Net revenue                            37,747         8,414        12,360         7,796         9,177

Operating income (loss)                         (1,180)       (4,026)        3,848          (717)         (284)

Net income (loss)                               (5,089)       (3,664)        2,399        (2,194)       (1,630)
Dividends on preferred stock                    (2,000)         (500)         (500)         (500)         (500)
                                              --------      --------      --------      --------      --------

         Net income (loss)  applicable to
           common stockholders                $ (7,089)     $ (4,164)     $  1,899      $ (2,694)     $ (2,130)
                                              ========      ========      ========      ========      ========

Net income (loss) per share
   Basic                                      $  (0.20)     $  (0.12)     $   0.05      $  (0.08)     $  (0.06)
   Diluted                                    $  (0.20)     $  (0.12)     $   0.05      $  (0.08)     $  (0.06)


* The amounts presented for the first, second and third quarters of fiscal year ended June 30, 2001 vary from amounts presented within previously filed Form 10Q's due to the Company's change in year end.
** The amounts include non-recurring charges of $3,787 related to allowances for notes receivable from a related party, and from previous owners and estimated settlement of a contract dispute.


                                                                    Year ended May 31, 2000
                                            ------------------------------------------------------------------
                                             Total for
                                             year ended      Fourth       Third         Second        First
                                            May 31, 2000    quarter      quarter        quarter       quarter
                                            -------------  -----------   --------      ---------      --------
                                                              (dollars in thousands, except per share data)
Summary of operations
   Revenue                                    $ 46,387      $ 14,763      $ 8,770      $ 14,621      $ 8,233
   Provision for losses                         (5,681)         (865)      (1,078)       (1,703)      (2,035)
                                              --------      --------      -------      --------      -------

         Net revenue                            40,706        13,898        7,692        12,918        6,198

Operating income (loss)                          7,012         3,729         (669)        5,553       (1,600)

Net income (loss)                                3,072         4,382       (1,836)        3,135       (2,608)
Dividends on preferred stock                    (2,000)         (500)        (500)         (500)        (500)
                                              --------      --------      -------      --------      -------

         Net income (loss)  applicable to
           common stockholders                $  1,072      $  3,882      $(2,336)     $  2,635      $(3,108)
                                              ========      ========      =======      ========      =======

Net income (loss) per share
   Basic                                      $    .03      $    .11      $  (.07)     $    .07      $  (.09)
   Diluted                                    $    .03      $    .10      $  (.07)     $    .07      $  (.09)


(b)      Index to Exhibits.


             EXHIBIT
             NUMBER                         DESCRIPTION OF DOCUMENT
             ------                         -----------------------

               3.1(1)         Amended and Restated Certificate of Incorporation

               3.2(4)         Amended and Restated By-Laws

               4.1(1)         Specimen certificate representing shares of Common
                              Stock

               4.2(6) Agreement, dated May 4, 2001, between the Company and J.L.B. of Nevada, Inc.

               4.3(6) Agreement, dated May 4, 2001, between the Company and J.L.B. of Nevada, Inc.

               10.1(1) Amended and Restated Lease Agreement dated December 12, 1996 between Service One International Corporation and Donald A. Dunham, Jr.


               10.2(1) Amendment No. One to the Amended and Restated Lease Agreement dated June 11, 1997 between Service One International Corporation and Donald
                              A. Dunham, Jr.


               10.3(1) Amendment No. Two to the Amended and Restated Lease Agreement dated July 31, 1997 between Service One International Corporation and Donald
                              A. Dunham, Jr.


               10.4(1) Lease Agreement dated February 28, 1997 between Service One International Corporation and Eagle Properties, L.L.C.


               10.5(1) Addendum to Lease Agreement dated November 18, 1997 between Service One International Corporation and Eagle Properties, L.L.C.


               10.6(1) Mutual Business Development Agreement dated as of October 8, 1996, between Service One International Corporation and the O. Pappalimberis Trust


               10.7(1) Amendment dated as of December 16, 1997 to the Mutual Business Development Agreement dated as of October 8, 1996, such amendment among O. Pappalimberis Trust, Taxter One LLC, Service One International Corporation, Eikos Management, LLC and Thesseus International Asset Fund




               10.8(1) Amendment dated September 1, 1998 to the Mutual Business Development Agreement dated as of October 8, 1996, as amended, between the Company and Eikos Management LLC



               10.9(1) Mutual Business Development Agreement dated as of October 8, 1996, between Service One International Corporation and Renaissance Trust I


               10.10(1) Strategic Modeling Agreement dated March 18, 1999, between the Company and Business Transactions Express, Inc.


               10.10.1 Amendment to the Strategic Modeling Agreement dated March 16, 2001, between the Company and Business Transactions Express, Inc.

               10.10.2 Second Amendment to the Strategic Modeling Agreement dated May 29, 2001, between the Company and Business Transactions Express, Inc.

               10.10.3 Third Amendment to the Strategic Modeling Agreement dated August 16, 2001, between the Company and Business Transactions Express, Inc.

               10.10.4 Fourth Amendment to the Strategic Modeling Agreement dated September 13, 2001, between the Company and Business Transactions Express, Inc.

               10.10.5 Fifth Amendment to the Strategic Modeling Agreement dated October 12, 2001, between the Company and Business Transactions Express, Inc.

               10.11(1) Warrant to purchase Common Stock of the Company issued to J.L.B. of Nevada, Inc. on June 22, 1999


               10.12(1) Loan and Security Agreement, dated as of April 30, 1998, between the Company and Coast Business Credit, a division of Southern Pacific Bank


               10.13(1) First Amendment to Loan and Security Agreement, dated as of September 30, 1998, between the Company and Coast Business Credit, a division of Southern Pacific Bank



               10.14(1) Second Amendment to Loan and Security Agreement, dated as of December 1, 1998, between the Company and Coast Business Credit, a division of Southern Pacific Bank



               10.15(1) Amendment Number Two to Loan and Security Agreement, dated as of April 27, 1999, between the Company and Coast Business Credit, a division of Southern Pacific Bank



               10.16(1) Fourth Amendment to Loan and Security Agreement, dated as of May 27, 1999, between the Company and Coast Business Credit, a division of Southern Pacific Bank



               10.17(1) Amendment Number Five to Loan and Security Agreement, dated as of June 25, 1999, between the Company and Coast Business Credit, a division of Southern Pacific Bank



               10.18.1(1)     Amendment Number Six to Loan and Security
                              Agreement Dated as of December 6, 1999 between the
                              Company and Coast Business Credit, a division of Southern Pacific Bank



               10.18.2(6)     Seventh Amendment to Loan and Security Agreement,
                              dated as of May 31, 2000, between the Company and Coast Business Credit, a division of Southern
                              Pacific Bank

               10.18.3(6)     Eighth Amendment to Loan and Security Agreement,
                              dated as of October 31, 2000, between the Company and Coast Business Credit, a division of Southern
                              Pacific Bank

               10.18.4(4)     Amendment Number Nine to Loan and Security
                              Agreement, dated as of April 16, 2001, between the Company and Coast Business Credit, a division of Southern Pacific Bank

               10.18.5(6)     Tenth Amendment to Loan and Security Agreement
                              dated as of May 1, 2001 between the Company and Coast Business Credit, a division of Southern
                              Pacific Bank

               10.18.6 Eleventh Amendment to Loan and Security Agreement dated as of September 28, 2001, between the Company and Coast Business Credit, a division of Southern Pacific Bank

               10.19(1) Security Agreement dated as of August 1, 1997, between J.L.B. of Nevada, Inc., Credit Store Mortgage, Inc., New Beginnings Corp., Consumer Debt Acquisitions, Inc., Sleepy Hollow Associates, Inc., Service One Holdings Inc., Service One International Corporation, American Credit Alliance, Inc., Service One Receivables Acquisition Corporation, the Company, Service One Commercial Corporation and Soiland Company

               10.20(1) First Amendment to Security Agreement, dated as of October 23, 1997 between J.L.B. of Nevada, Inc., the Company and Credit Store Mortgage, Inc., New Beginnings Corp., Consumer Debt Acquisitions, Inc., Sleepy Hollow Associates, Inc., Service One Holdings, Inc., Service One International Corporation, Service One Receivables Acquisition Corporation, the Company, Service One Commercial Corporation and Soiland Company

               10.21(1) Second Amendment to Security Agreement, dated as of November 21, 1997 between J.L.B. of Nevada, Inc., the Company, Sleepy Hollow Associates, Inc., Service One International Corporation, American Credit Alliance, Inc. and Service One Receivables Acquisition Corporation

               10.22(1) Credit Agreement dated as of October 15, 1999 among Credit Store Capital Corp., the Company, the Lenders Signatory thereto from time to time, and General Electric Capital Corporation

               10.23(2)       Amended 1997 Stock Option Plan of the Company

               10.24(1) Employment Agreement dated March 27, 1997, between the Company and Martin Burke

               10.25(1) Letter from Martin Burke dated March 27, 1997, regarding credit card repayment terms

               10.26(1) Employment Agreement dated April 1, 1997, between the Company and Kevin Riordan

               10.27(1) Employment Agreement dated June 17, 1997, between the Company and Michael Philippe

               10.28(1) Amendment to Employment Agreement between the Company and Michael Philippe dated December 15, 1999

               10.29(1) Employment Agreement dated August 1, 1997, between the Company and Richard Angel

               10.30(1) Amendment to Employment Agreement between the Company and Richard Angel dated December 15, 1999

               10.31(1) Employment Agreement dated October 15, 1997, between the Company and Cynthia Hassoun

               10.32(1) Bankcard Marketing Agreement between the Company and Bank of Hoven dated February 9, 1999

               10.33(1) Purchase Agreement between Bank of Hoven and the Company dated February 9, 1999

               10.34(1) Bankcard Marketing Agreement between Service One International Corporation and First National Bank in Brookings dated October 2, 1997

               10.35(1) Purchase Agreement between First National Bank in Brookings and Service One International Corporation doing business as TCS Services, Inc. dated October 2, 1997

               10.35.1 Second Amendment to the Purchase Agreement between First National Bank in Brookings and The Credit Store, Inc., dated September 21, 2001

               10.36(1) Amendment to Purchase Agreement by First National Bank in Brookings and the Company dated August 31, 1998

               10.37(1) Letter Agreement Regarding Bankcard Marketing Agreement and Purchasing Agreement between the Company and First National Bank in Brookings dated August 17, 1999

               10.38(1) Agreement Regarding Transfer of Accounts between the Company and First National Bank in Brookings dated December 14, 1998

               10.39(1) Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated August 1, 1997 in the amount of $20,000,000

               10.40(1) Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated October 23, 1997 in the amount of $5,000,000

               10.41(1) Subordinated Grid Promissory Note of the Company in favor of J.L.B. of Nevada, Inc. dated November 21, 1997 in the amount of $5,000,000

               10.42(4) Receivables Purchase Agreement, dated as of May 31, 2000, by and between The Credit Store, Inc. and TCS Funding IV, Inc.

               10.43.1(4)     Master Credit and Security Agreement, dated as of
                              May 31, 2000, by and among TCS Funding IV, Inc.,
                              The Credit Store, Inc., and Miller & Schroeder
                              Investments Corporation.

               10.43.2(6)     Credit and Security Agreement, dated as of May 1,
                              2001, by and among TCS Funding V, Inc., The Credit
                              Store, Inc., and Miller & Schroeder Investments
                              Corporation.

               10.43.3(6)     Receivables Purchase Agreement dated May 1, 2001,
                              by and between The Credit Store, Inc. and TCS
                              Funding V, Inc.

               10.44(4) Account Purchase Agreement, dated as of October 31, 2000, by and among The Credit Store, Inc. and Credit Services, Inc.

               10.45(4) Converted Accounts/Receivables Sale Agreement, dated as of October 31, 2000, by and among Credit Store Services, Inc. and The Credit Store, Inc.

               10.46(4) Master Loan and Servicing Agreement, dated October 31, 2000, by and among Credit Store Services, Inc., The Credit Store, Inc., and The Varde Fund IV-A. **

               10.47(4) Repurchase Agreement, dated November 22, 2000, by and between Bank of Hoven and (4) The Credit Store, Inc.

               10.47.1(6)     Amendment dated February 27, 2001 to the
                              Repurchase Agreement dated November 22, 2000, by and between Bank of Hoven and The Credit Store,
                              Inc.

               10.47.2(6)     Amendment dated May 31, 2001 to the Repurchase
                              Agreement dated November 22, 2000, by and between Bank of Hoven and The Credit Store, Inc.

               10.48(5) Separation Agreement and Release by and between The Credit Store, Inc. and Martin Burke dated December 11, 2000.

               10.49(5) Secured Promissory Note of American Credit Alliance, Inc. in favor of J.L.B. of Nevada, Inc. dated August 16, 1996 in the amount of $880,000.

               10.50(6) Amendment to Subordinated Grid Promissory Notes, dated May 4, 2001, made by The Credit Store, Inc., to the order of J.L.B. Nevada, Inc. in the respective original principal amounts of $20,000,000, $5,000,000 and $5,000,000 dated respectively August 1, 1997, October 23, 1997 and November 21, 1997 and Secured Promissory Note made by American Credit Alliance, Inc., to the order of J.L.B. of Nevada, Inc. in the original principal amount of $880,000 dated August 16, 1996.

               23.1           Consent of Grant Thornton LLP


-----------

(1) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form 10 filed February 24, 2000 (File No. 000-28709) and incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form S-8 filed July 26, 2000 (File No. 333-42278) and incorporated herein by reference.

(3)      Intentionally deleted.

(4) Filed with the Securities and Exchange Commission as an exhibit to the issuer's quarterly report on Form 10-Q for the period ended November 30, 2000 (File No. 001-16083) and incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form S-1 filed March 2, 2001 (File No. 333-56456) and incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form S-1/A filed June 19, 2001 (File No. 333-56456) and incorporated herein by reference.

** Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               THE CREDIT STORE, INC.
Dated:  October 15, 2001
                                               By  /s/ Kevin T. Riordan
                                                   ----------------------------
                                                   Kevin T. Riordan
                                                   President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of October __, 2001.




                     SIGNATURE                               TITLE
                     ---------                               -----

                 /s/   Michael J. Philippe         Executive Vice President,
      --------------------------------------       Chief Financial Officer and
                      Michael J. Philippe          Treasurer


                 /s/  Barry E. Breeman             Director
      --------------------------------------
                      Barry E. Breeman


                 /s/  J. Richard Budd, III         Director
      --------------------------------------
                      J. Richard Budd, III


                 /s/  Peter J. Mansbach            Director
      --------------------------------------
                      Peter J. Mansbach


                 /s/   Kevin T. Riordan            President and Director
      --------------------------------------
                       Kevin T. Riordan


                 /s/  Geoffrey A. Thompson         Director
      --------------------------------------
                      Geoffrey A. Thompson


                 /s/  Salvatore J. Zizza           Director
      --------------------------------------
                      Salvatore J. Zizza