Form 10-Q
period 2001-09-30
CREDIT STORE INC
filed 2001-11-14
CIK 1101851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

Commission file number __________


                             THE CREDIT STORE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                          87-0296990
                    ---------                          ----------
          (State or other jurisdiction of           (I.R.S. employer
         incorporation or organization)           identification no.)

              3401 North Louise Avenue
            Sioux Falls, South Dakota                          57107
     (Address of principal executive offices)                (Zip code)

                                 (800) 240-1855
                             ---------------------
                          Registrant's telephone number

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No | |

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,851,465 issued and outstanding as of November 1, 2001.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

                                      INDEX



                                                                                                         PAGE
                                                                                                         ----
PART I.               FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                           Condensed Consolidated Balance Sheets as of September 30, 2001
                           and June 30, 2001                                                              3

                           Condensed Consolidated Statements of Operations
                           for the three months ended September 30, 2001 and
                           September 30, 2000                                                             4

                           Condensed Consolidated Statements of Cash Flows
                           for the three months ended September 30, 2001 and
                           September 30, 2000                                                             5

                           Notes to Condensed Consolidated Financial Statements                           6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     10

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    14

PART II.                   OTHER INFORMATION                                                             15

         Item 1.           Legal Proceedings                                                             15

         Item 2.           Changes in Securities                                                         15

         Item 3.           Defaults under Senior Securities                                              15

         Item 4.           Submission of Matters to Vote of Security Holders                             16

         Item 5.           Other Information                                                             16

         Item 6.           Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                               17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                 September 30,              June 30,
                                                                                      2001                    2001
                                                                                      ----                    ----
                                  ASSETS
Cash and cash equivalents                                                        $  1,936,858           $  1,853,454
Restricted cash                                                                     1,000,000              1,250,000
Accounts and notes receivable, net                                                  7,024,745              5,392,845
Prepaid expenses                                                                    1,068,344              1,073,283
Amounts due from special purpose entities                                             715,096                617,737
Investments in receivable portfolios, net                                          28,863,464             32,948,042
Investment in unconsolidated affiliates                                               983,245              1,000,750
Retained interest in securitized receivables                                       13,228,930             11,370,252
Property and equipment, net of accumulated depreciation                             5,213,361              5,512,853
Goodwill, net                                                                       2,123,558              2,123,558
Deferred tax                                                                        2,700,000              2,700,000
Other assets                                                                          989,939                985,931
                                                                                 ------------           ------------

                Total assets                                                     $ 65,847,540           $ 66,828,705
                                                                                 ============           ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                                            $  7,590,398           $  7,537,895
Notes payable                                                                      22,852,340             23,186,134
Capitalized lease obligations                                                       3,941,178              4,247,093
Subordinated notes and accrued interest payable -
  related party                                                                    19,606,366             19,970,834
                                                                                 ------------           ------------

                Total liabilities                                                  53,990,282             54,941,956
                                                                                 ------------           ------------

STOCKHOLDERS' EQUITY

Preferred Stock, Series A, B, C, D and E                                           27,000,000             27,000,000
Common Stock, $.001 par value, 65,000,000 authorized, 34,851,465
  outstanding at September 30, 2001 and June 30, 2001                                  34,851                 34,851
Additional paid-in capital                                                         23,972,421             23,972,421
Unrealized gain from retained interest in securitized
  receivables, net of tax                                                           4,924,896              4,324,398
Accumulated deficit                                                               (44,074,910)           (43,444,921)
                                                                                 ------------           ------------

                Total stockholders' equity                                         11,857,258             11,886,749
                                                                                 ------------           ------------

                Total liabilities and stockholders' equity                       $ 65,847,540           $ 66,828,705
                                                                                 ============           ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                 ------------------------------------
                                                                                  September 30,         September 30,
                                                                                      2001                  2000
                                                                                 --------------         -------------
Revenue
    Income from investment in receivable portfolios                              $  7,509,049           $ 10,237,502
    Securitization income and asset sales                                           1,072,544                453,075
    Servicing fees and other income                                                 2,648,892                748,516
                                                                                 ------------           ------------
        Total revenue                                                              11,230,485             11,439,093

    Provision for losses                                                           (3,297,043)            (2,262,139)
                                                                                 ------------           ------------

               Net revenue                                                          7,933,442              9,176,954
                                                                                 ------------           ------------

Expenses
    Salaries and employee benefits                                                  3,296,337              3,564,078
    Professional and financing fees                                                   773,507                894,217
    Credit card servicing                                                           1,678,300              2,232,411
    Occupancy and equipment expense                                                   878,184                973,509
    Other                                                                             503,935              1,797,075
                                                                                 ------------           ------------

               Total expenses                                                       7,130,263              9,461,290
                                                                                 ------------           ------------

Operating income (loss)                                                               803,179               (284,336)

Interest expense                                                                    1,433,168              1,345,904
                                                                                 ------------           ------------

Loss before income taxes                                                             (629,989)            (1,630,240)

Income tax expense                                                                         --                     --
                                                                                 ------------           ------------

Net loss                                                                             (629,989)            (1,630,240)

Dividends on preferred stock                                                         (500,000)              (500,000)
                                                                                 ------------           ------------

Net loss, applicable to
   common shareholders                                                           $ (1,129,989)          $ (2,130,240)
                                                                                 ============           ============

Net loss per share
    Basic                                                                        $       (.03)          $       (.06)
                                                                                 ============           ============

    Diluted                                                                      $       (.03)          $       (.06)
                                                                                 ============           ============

Weighted-average common shares outstanding
              Basic                                                                34,851,465             34,798,318
                                                                                 ============            ===========

              Diluted                                                              34,851,465             34,798,318
                                                                                 ============            ===========


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Three Months Ended
                                                                                      -------------------------------
                                                                                       September 30,    September 30,
                                                                                            2001            2000
                                                                                      -------------     -------------
Cash flows from operating activities:
   Net loss                                                                           $  (629,989)       $(1,630,240)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities -
     Provision for credit card losses                                                   3,297,043          2,262,139
     Amortization of receivable portfolios discount                                    (4,801,920)        (4,760,041)
     Depreciation and amortization                                                        471,727            497,935
     Amortization of retained interest in securitized credit cards                       (922,014)                --
     Loss from unconsolidated affiliates                                                  (16,726)           (21,690)
     Gain on sale of portfolios and retained interests                                   (219,491)          (365,543)
     Other                                                                                     --              4,506
     Change in operating assets and liabilities                                        (1,735,858)         4,856,763
                                                                                      -----------        -----------

             Net cash provided by (used in)
                operating activities                                                   (4,557,228)           843,829
                                                                                      -----------        -----------

Cash flows from investing activities:
   Collection of consumer debt and funds advanced                                       7,526,614          8,691,827
   Retained interest in securitized credit card receivables                              (680,752)          (157,170)
   Funds advanced on credit cards                                                      (5,189,071)        (7,142,476)
   Purchase of non-performing consumer debt portfolios                                   (110,015)        (2,767,869)
   Proceeds from sale of portfolios                                                     3,871,203            365,543
   Acquisition of property and equipment                                                 (171,869)          (386,197)
                                                                                      -----------        -----------

           Net cash provided by (used in)
             investing activities                                                       5,246,110         (1,396,342)
                                                                                      -----------        -----------

Cash flows from financing activities:
   Net proceeds (payments) from debt                                                     (333,794)           478,462
   Borrowings from capital leases                                                         187,463            171,862
   Payments on capital lease obligations                                                 (493,378)          (354,733)
   Partner distributions from unconsolidated affiliates                                    34,231             91,036
   Proceeds from exercises of stock options                                                    --            202,300
                                                                                      -----------        -----------

           Net cash provided by (used in)
             financing activities                                                        (605,478)           588,927
                                                                                      -----------        -----------

           Net increase in cash and cash equivalents                                       83,404             36,414

Cash and cash equivalents at beginning of period                                        1,853,454          2,236,630
                                                                                      -----------        -----------

Cash and cash equivalents at end of period                                            $ 1,936,858        $ 2,273,044
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

The Company has five subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Card Alliance, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. These subsidiaries are wholly owned by the Company; however, only Credit Store Capital Corp. and American Credit Alliance, Inc. are consolidated in the enclosed financial statements. Credit Store Services, Inc. and Credit Store Capital Corp. acquire non-performing consumer receivables and contract with the Company to offer consumers a credit card under the Company's program or to accept settlements or payment plans. See Note E - Securitization of Receivable Portfolios. American Credit Alliance owns a 50% interest in Dakota Card Fund II, LLC, a limited liability company that contracts with the Company to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc. and TCS Funding V, Inc. were established for the purpose of purchasing performing credit card receivables from the Company. See Note E - Securitization of Receivable Portfolios.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended June 30, 2001 contained in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months ended September 30, 2001 and September 30, 2000 and cash flows for the three months ended September 30, 2001 and September 30, 2000. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the full year.

NOTE C - NET LOSS PER SHARE

The Company's basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss applicable to common stockholders is computed by deducting or adding dividends on preferred stock from net income or net loss, respectively. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE D - ACCOUNTING METHOD CHANGE FOR GOODWILL AND INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

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

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective July 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective July 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated, an impairment loss will be recognized

The Company adopted the provisions of SFAS 142 as of July 1, 2001. Therefore, acquired goodwill is no longer amortized. The Company has determined its goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by December 31, 2001.


NOTE E - SECURITIZATION OF RECEIVABLE PORTFOLIOS

During the fiscal year ended June 30, 2001, the Company established a new wholly-owned qualified special purpose entity (SPE), TCS Funding V, Inc. ("TCS V"), for the purpose of purchasing performing credit card receivables from the Company. The initial $4.9 million sale of credit card receivables to TCS V included receivables with a principal balance of approximately $5.7 million. TCS V entered into a $4.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The remaining $0.9 million of the sale was recorded as a retained interest.

During October 2000, the Company established a new wholly-owned qualified SPE, Credit Store Services, Inc. (CSSI), for the purpose of purchasing non-performing consumer debt portfolios from the Company. The Company contracts with CSSI to offer consumers credit cards under the Company's program or to accept settlements or payment plans. Non-performing consumer debt portfolio sales to CSSI are equal to the Company's book value. CSSI entered into a $25.0 million credit facility with a lending institution to finance a portion of acquired portfolios at the lender's discretion, which facility expires in October 2003. During the three months ended September 30, 2001, the Company sold approximately $277.1 million of face value of non-performing receivables at a sales price of $5.9 million to CSSI in which the Company retained an interest of $0.3 million. As of September 30, 2001, the outstanding balance under CSSI's credit facility was $12.7 million, with $12.3 million available for future borrowings at the lender's discretion. The terms of the credit facility also provide that a percentage of the future cash flow of the purchased accounts be paid to the lender after the payment of principal and interest for amounts borrowed.

The Company has a wholly-owned qualified SPE, TCS Funding IV, Inc. ("TCS IV"), for the purpose of purchasing performing credit card receivables from the Company. TCS IV has a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The initial sale of credit card receivables to TCS IV was for approximately $12.1 million. TCS IV provided $10.0 million of the purchase price and the remaining approximately $2.1 million was recorded as retained interest by the Company. The unrealized gain of approximately $638 thousand, included in the retained interest, was recorded net of tax as a separate component of stockholders equity. Subsequent to the initial sales, TCS IV purchased additional performing credit card receivables from the Company. These transactions are recorded similar to the initial sale. Future borrowings are at the lender's sole discretion and a number of other conditions.

The following summarizes the changes in the balance of the Company's retained interest for the three months ended September 30, 2001:


                                                                    Gross           Estimated
                                                    Amortized     unrealized          fair
                                                       cost        gains              value
                                                    ---------    ------------     -----------
Balance at July 1, 2001                           $ 4,817,071     $ 6,553,181     $11,370,252
Retained interests in portfolios sold                 336,162               -         336,162
Interest accrued                                      922,014               -         922,014
Change in unrealized gain                                   -         600,500         600,500
                                                  -----------     -----------     -----------

Balance at September 30, 2001                     $ 6,075,247     $ 7,153,681     $13,228,928
                                                  ===========     ===========     ===========



As of September 30, 2001, the gross unrealized gain has been offset by a deferred tax expense of approximately $2.2 million resulting in a net unrealized gain of approximately $5.0 million.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class action lawsuits and (ii) one suit concerning a Development Agreement. We have been informed by O. Pappalimberis Trust that they intend to file suit against the Company alleging breach of a Development Agreement. The Development Agreements are discussed in Note G. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE G - DEVELOPMENT AGREEMENTS

In October 1996, the Company's predecessor entered into two Mutual Business Development Agreements ("Development Agreements"), one with O. Pappalimberis Trust and one with Renaissance Trust I.

The Development Agreements call for a royalty equal to 5% of any newly established receivable originated or acquired by the Company by way of certain accounts held which: (i) is delivered to a pre-securitization credit facility,
(ii) becomes a qualifying receivable, or (iii) meets other specified account age and payment parameters. A qualifying receivable is defined as any converted account on which the cardholder has made three consecutive payments within certain time restrictions. In addition, the Development Agreements provide for royalties equal to 5% of all principal cash collections on specified accounts that are not converted to credit cards. The total royalty, if earned, payable under each of the two Development Agreements, after deductions and exclusions, will not exceed $25 million.

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

The Company has been informed by O. Pappalimberis Trust that they intend to file suit against us alleging breach of the Development Agreement.

On April 23, 2001, the Company was sued by Renaissance Trust I in the United States District Court for the Southern District of New York in an action titled Renaissance Trust I v. The Credit Store, Inc. The plaintiffs allege breach of the Development Agreement and conversion and seek enforcement of the contract, compensatory damages alleged to be in excess of $5 million, and punitive damages of $25 million. Renaissance Trust I owns 4,000,000 shares of the Company's common stock and 400,000 shares of the Company's Series B Preferred Stock. On June 29, 2001, the Court dismissed the conversion claim and dismissed the demand for punitive damages.

The Company has estimated that it is probable that a settlement of at least $2,800,000 will be required to settle the contract disputes and terminate the agreements. The majority of this amount was accrued during the fourth quarter of fiscal 2001 and is included in accrued expenses at September 30, 2001, and June 30, 2001.

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

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:



                                                         September 30,        June 30,
                                                             2001              2001
                                                         -------------      -----------
Cost and accretion                                        $ 6,868,618       $ 9,281,048
                                                          -----------       -----------

Principal funded on new advances and purchases            $27,156,536       $27,456,560
Accrued interest on principal funded                          266,100           376,749
Accrued fees                                                  257,259           339,517
                                                          -----------       -----------

                                                           27,679,895        28,172,826
                                                          -----------       -----------

Less
Provision for losses on credit card receivables             5,084,429         3,856,882
Unearned fees                                                 600,620           648,950
                                                          -----------       -----------

                                                            5,685,049         4,505,832
                                                          -----------       -----------

Investments in receivable portfolios                      $28,863,464       $32,948,042
                                                          ===========       ===========

Total credit card balances (1)                            $52,552,715       $66,184,418
                                                          ===========       ===========

Available credit (2)                                      $ 7,087,491       $ 9,355,862
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Credit Store, Inc. is a technology and information based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. We reach consumers by acquiring their defaulted debt. We acquire portfolios of non-performing consumer receivables and offer a new credit card to those consumers who agree to pay all or a portion of the outstanding amount due on their debt and who meet our underwriting guidelines. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. We accept lump sum settlements and installment payment plans from those consumers who do not accept the credit card offer. After six or more on-time payments have been made on a consumer's outstanding credit card balance we consider the account seasoned and available to sell or securitize. Because the focus of our business is to convert defaulted debt into seasoned credit cards, we periodically sell or securitize portfolios of these seasoned accounts. We also periodically sell into the secondary market for non-performing consumer debt portfolios of accounts we acquired but were unable to convert.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

REVENUES. Total revenue for the three months ended September 30, 2001 was $11.2 million, a 1.8% decrease from the $11.4 million recorded during the three months ended September 30, 2000. Core revenues (income from all activities other than portfolio sales and interest in affiliate revenues) decreased 0.6% from $11.1 million in the first quarter of fiscal 2001 to $11.0 million in the first quarter of fiscal 2002. While core revenues were stable, the mix of core revenues changed due to the majority of new credit card accounts being originated in our unconsolidated subsidiary, Credit Store Services, Inc. ("CSSI"), a wholly-owned qualified special purpose entity, established by us in July 2000 and which began booking accounts in the second quarter of fiscal 2001. Period to period new originations of credit card accounts declined from $27.6 million during the first quarter of fiscal 2001 to $20.0 million during the first quarter of fiscal 2002. $17.3 million of the new accounts originated in the first quarter of fiscal 2002 were booked in CSSI. This has the impact of increasing servicing revenue and reducing income from investment in receivables portfolios. Gains on sales of portfolios have decreased from $0.4 million in the first quarter of fiscal 2001 to $0.2 million in the first quarter of fiscal 2002. Servicing fees and other income has increased 253.9% from $0.7 million in the first quarter of fiscal 2001 to $2.6 million in the first quarter of fiscal 2002. This increase reflects the increased number of accounts serviced by us for third parties and unconsolidated subsidiaries formed in connection with securitizations, including CSSI.

Net revenue decreased to $7.9 million in the first quarter of fiscal 2002 from $9.2 million in the first quarter of fiscal 2001 primarily due to an increase in the provision for losses. The provision reported for the first quarter of fiscal 2002 and 2001 was $3.3 million and $2.3 million, 29.9% and 20.4% of core revenues. The provision for losses increased as a result of accrual accounting, which increases the percentage of our credit card receivables that are now on the balance sheet. Our investments in receivables was 44% of total credit card balances at September 30, 2000 versus 59% at September 30, 2001. The relationship of investment in receivables to our credit card balances generally has a direct correlation to the provision of losses as a percentage of core revenues.

EXPENSES. Total operating expenses for the first quarter of fiscal 2002 were $7.1 million, a 24.6% decrease from $9.5 million in the first quarter of fiscal 2001. Operating expenses were 64.8% and 85.4% of core revenues in the first quarter of fiscal 2002 and 2001. The decrease in operating expenses and operating expenses as a percentage of core revenues reflects the reduction in royalty payments and our ability to increase the number of accounts owned and managed while creating efficiencies in our operations. We experienced a 5.8% increase in the aggregate balance of credit card receivables we owned and managed from $113.4 million as of September 30, 2000 to $120.0 million as of September 30, 2001.

Salaries and employee benefits decreased 7.5% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and decreased as a percentage of core revenue from 32.2% in 2001 to 29.9% in 2002. This decrease is mainly due to our reduction of personnel from 323 at September 30, 2000 to 262 at September 30, 2001 which we were able to accomplish because of technology and system enhancements.

Professional and financing fees decreased 13.5% from $0.9 million in the first quarter of fiscal 2001 to $0.8 million in the first quarter of fiscal 2002. Professional fees decreased in fiscal 2002 primarily due to less legal expenses paid by us for class action litigations.

Credit card servicing fees (consisting of telephone expense, marketing mailers cost, postage, and third party credit card services and scrubbing fees) decreased 24.8% from $2.2 million in the first quarter of fiscal 2001 to $1.7 million in the first quarter of fiscal 2002 and decreased as a percentage of core revenue from 20.2% to 15.2%. This reduction is partly due to a reduced volume of receivables acquired by us and CSSI from $404.4 million in the first quarter of fiscal 2001 to $329.9 million in the first quarter of fiscal 2002, but primarily is due to processing efficiencies which lowered our cost per account.

Other expenses declined primarily due to our decision to discontinue the accrual of payments on two mutual business development agreements after November 2000. $1.1 million of payments were expensed in the first quarter of fiscal 2001. The mutual business development agreements are currently in dispute. See "Legal Proceedings". As of September 30, 2001, we have accrued $2.8 million, which is our estimate of the amount required to settle the contract disputes and to terminate the agreements.

INTEREST EXPENSE. Interest expense remained fairly constant at $1.4 million in the first quarter of fiscal 2002, a 6.5% increase from $1.3 million in the first quarter of fiscal 2001. Interest expense, as a percentage of core revenue, was 12.2% in the first quarter of fiscal 2001 and increased slightly to 13.0% in the first quarter of fiscal 2002.

INCOME TAX EXPENSE/BENEFIT. No income tax expense or benefit was recorded in the first quarter of fiscal 2002 or 2001. We will continue to evaluate the valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that additional future tax benefits will be realized.

NET LOSS. Net loss was $0.6 million in the first quarter of fiscal 2002 compared to $1.6 million in the first quarter of fiscal 2001. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net loss applicable to common shareholders. After the effect of preferred dividends of $0.5 million in each of the first fiscal quarters, the net loss applicable to common shareholders was $1.1 million, or $0.03 per basic and diluted common share, in fiscal 2002; and $2.1 million, or $.06 per basic and diluted common share, in fiscal 2001.

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

At September 30, 2001, we had $2.9 million of cash and cash equivalents, compared to $3.1 million at June 30, 2001. We maintain restricted cash reserves at our banks to facilitate the funding of new charges and advances on our customer's credit cards. These restricted balances were $1.0 million at September 30, 2001 and $1.3 million at June 30, 2001. This decrease was due to the required restricted cash balance decreasing $250,000 in July 2001.

We maintain a senior secured revolving credit line with Coast Business Credit ("Coast"), a division of Southern Pacific Bank. The maximum amount available under the credit line was $13.0 million at September 30, 2001. The credit line is secured by substantially all of our assets. Borrowings under the credit line are based on a formula, which is dependent primarily on the performance and maturity of our credit card receivables. The credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. By October 31, 2001, the maximum amount available under the credit line must be reduced to the lesser of $11.5 million or $13.0 million minus 60% of net cash proceeds derived by us from sales or securitizations of credit card portfolios between September 28, 2001, and October 31, 2001 and thereafter, will continue to be further reduced by 60% of the net cash proceeds derived by us from the sales or securitization of credit card portfolios concluded after October 31, 2001. There was $12.6 million outstanding under the credit line at September 30, 2001.

We have also received secured financing from a related party, J.L.B. of Nevada. The notes are payable on demand but are subordinated to the senior secured revolving credit line. The principal amount outstanding on these notes totaled $17.3 million and accrued but unpaid interest totaled $2.3 million at September 30, 2001. No payments of interest are required until at least May 4, 2002 if JLB of Nevada holds the notes. A subsequent holder may demand payment of up to 20% of the accrued interest, if any, prior to May 4, 2002.

In October 1999, through a bankruptcy remote special purpose entity, we established a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios, which credit line expires in August 2002. Borrowings are non-recourse to us and borrowing availability is based on the age of the non-performing consumer debt portfolios acquired by us coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $1.7 million outstanding under the credit line at September 30, 2001 with $0.5 million available for future borrowings. The special purpose entity is consolidated into our financial statements.

On November 30, 2000 we entered into a credit card receivables repurchase agreement with Plains Commerce Bank. Under the agreement, Plains Commerce Bank purchased credit card receivables from us for $8.0 million. Our option to repurchase the receivables expires on January 4, 2002. In September 2001, we entered into a credit card receivables repurchase agreement with North Divisions, Associates whereby the lender purchased credit card receivables from us for $0.5 million. The repurchase agreement expires July 31, 2002. For financial statement purposes, we treat these repurchase agreements as financing transactions.

Our wholly-owned qualified special purpose entity, TCS Funding IV, has a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. On May 31, 2000, $10.0 million of the facility was used to purchase credit card receivables with a principal balance of $14.2 million at a purchase price of $12.1 million. We recorded the balance of the sale price, $2.1 million, as a retained interest. Future borrowings under the facility are subject to the lender's discretion and a number of other conditions. Until December 1, 2001, the credit facility requires payments of interest only. After December 1, 2001, the TCS Funding IV credit facility requires that all cash collections received relating to the senior debt interest in the receivables be used to repay principal, after payment-related servicing fees and interest are paid. All new charges on the sold accounts are funded by us and contributed in exchange for a retained interest until such time as the senior debt interest is paid down. We are in discussions with the lender to extend the interest only period through March 2002 to allow us time to refinance the debt or arrange for the sale of the accounts. If we do not refinance the receivables, extend the revolving period, or sell the receivables in a portfolio sale, our funding requirements on new receivables will increase.

During July 2000, we established Credit Store Services, Inc ("CSSI"), a wholly-owned qualified special purpose entity. During October 2000, CSSI entered into a financing relationship with The Varde Fund IV-A, L.P. ("Varde") involving CSSI's purchase of non-performing consumer debt portfolios from us. We sell the non-performing debt portfolios to CSSI on the same date and terms that we purchase them from third parties at a price equal to our book value, which is the acquisition price of the portfolio. CSSI entered into a $25.0 million credit facility with Varde to finance a portion of the purchase price of these portfolios. Under the facility, Varde finances 95% of the acquisition price of the non-performing consumer debt portfolios and we finance the remaining 5% of the acquisition price. Each loan from Varde to CSSI is evidenced by a note, the principal and interest of which are due twenty-four months after the date of the note. CSSI pays us all applicable servicing fees in connection with the acquired portfolios, which fees totaled approximately $1.8 million during the first quarter of fiscal 2001. In addition, CSSI pays interest on the loans advanced by Varde and by us. The remainder of the cash flows is shared by Varde and us. Future borrowings under the facility are subject to Varde's discretion and a number of other conditions.

Our wholly-owned qualified special purpose entity, TCS Funding V, entered into a $4.0 million credit facility to finance the purchase of $5.7 million in face value credit card receivables from us for $4.9 million. We recorded the balance of the sale price, $0.9 million, as a retained interest.

In the last quarter of fiscal 2001 and in the first quarter of fiscal 2002, we completed sales of credit card receivables to third parties without recourse for $2.7 million and $3.5 million.

We continue to explore alternate financing vehicles during fiscal 2002, including replacing our Coast credit facility and entering into agreements to sell performing accounts to financial institutions. We signed a non-binding letter of intent to sell up to $20 million of performing credit card receivables with six or more consecutive payments. We are in discussions with a second institution to sell a minimum of $20 million of performing credit card receivables having eight or more consecutive payments. Proceeds from these sales would be adequate to meet our funding needs through the fiscal year. We cannot guaranty that these sales will ultimately take place or if the timing of the sales will allow us to meet our working capital needs as they arise. However, management believes that cash on hand together with the proceeds of these or other transactions it expects to consummate will be sufficient to fund our operations during fiscal 2002.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, including credit line increases, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2001. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. These changes affect us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of the our credit card holders.

To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our balance sheet to minimize the impact changes in interest rates have on the fair value of assets, operations and cash flow. Management seeks to minimize the impact of changes in interest rates on us primarily by matching asset and liability repricings.

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

The retained interest in securitized receivables is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 140. The original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with any adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. On a monthly basis, management reviews the fair value assumptions which are based on the current cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require.

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

None.

(B)  REPORTS ON FORM 8-K

None.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CREDIT STORE, INC.


       DATE:     November 14, 2001      By:   /s/ Kevin T. Riordan
       -----     -----------------            --------------------
                                        President and Chief Operating Officer

       DATE:     November 14, 2001      By:   /s/ Michael J. Philippe
       -----     -----------------            -----------------------
                                        Chief Financial Officer