Form 10-Q
period 2001-12-31
CREDIT STORE INC
filed 2002-02-19
CIK 1101851

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2001

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition Period From _______ to _______.

Commission file number 000-28709


                             THE CREDIT STORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    87-0296990
     (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)                   identification no.)

                            3401 North Louise Avenue
                         Sioux Falls, South Dakota 57107
               (Address of principal executive offices) (Zip code)

                                 (800) 240-1855
--------------------------------------------------------------------------------
                          Registrant's telephone number
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No | |

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,851,465 issued and outstanding as of February 1, 2002.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2001

                                      INDEX

                                                                                                         PAGE

PART I.               FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                           Condensed Consolidated Balance Sheets as of December 31, 2001
                           and June 30, 2001                                                              4

                           Condensed Consolidated Statements of Operations
                           for the three months ended December 31, 2001 and
                           December 31, 2000                                                              5

                           Condensed Consolidated Statements of Operations
                           for the six months ended December 31, 2001 and
                           December 31, 2000                                                              6

                           Condensed Consolidated Statements of Cash Flows
                           for the six months ended December 31, 2001 and
                           December 31, 2000                                                              7

                           Notes to Condensed Consolidated Financial Statements                           8

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     14

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    20

PART II.                   OTHER INFORMATION                                                             21

         Item 1.           Legal Proceedings                                                             21

         Item 2.           Changes in Securities                                                         21

         Item 3.           Defaults under Senior Securities                                              21

         Item 4.           Submission of Matters to Vote of Security Holders                             21

         Item 5.           Other Information                                                             21

         Item 6.           Exhibits and Reports on Form 8-K                                              22

SIGNATURES                                                                                               23

PART I.  FINANCIAL INFORMATION


         Subsequent to June 30, 2001 and prior to the filing of this Form 10-Q as of and for the six months ended December 31, 2001, the Company discovered an error in its calculation of the fair market value of its retained interests associated with two securitization transactions. This Form 10-Q includes certain revisions to historical financial data but is not intended to update other information presented in the Company's Annual Report on Form 10-K as originally filed on October 15, 2001 or the Company's Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2001 as originally filed on November 14, 2001. The Company expects to file amendments to its Form 10-K for the year ended June 30, 2001 and Form 10-Q as of and for the three months ended September 30, 2001 as expeditiously as possible. See Note C of this Form 10-Q for further discussion on this matter.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     December 31,        June 30,
                                                                        2001               2001
                                                                        ----               ----

                                     ASSETS
Cash and cash equivalents                                           $  2,589,823      $  1,853,454
Restricted cash                                                        1,000,000         1,250,000
Accounts and notes receivable, net                                     2,177,696         5,392,845
Prepaid expenses                                                         724,460         1,073,283
Amounts due from special purpose entities                                657,172           617,737
Investments in receivable portfolios, net                             47,840,136        32,948,042
Investment in unconsolidated affiliates                                     --           1,000,750
Retained interest in securitized receivables                           7,148,528         7,249,204
Property and equipment, net of accumulated depreciation                4,774,903         5,512,853
Goodwill, net                                                          2,123,558         2,123,558
Deferred tax                                                           2,700,000         2,700,000
Other assets                                                           1,016,397           985,931
                                                                    ------------      ------------

                Total assets                                        $ 72,752,673      $ 62,707,657
                                                                    ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                               $  9,457,686      $  7,537,895
Notes payable                                                         35,937,062        23,186,134
Capitalized lease obligations                                          3,731,227         4,247,093
Subordinated notes and accrued interest payable -
  related party                                                       20,209,250        19,970,834
                                                                    ------------      ------------

                Total liabilities                                     69,335,225        54,941,956
                                                                    ------------      ------------

REDEEMABLE PREFERRED STOCK, Series A, C, D and E                      26,200,000        26,200,000

PREFERRED STOCK, Series B                                                800,000           800,000

COMMON STOCK, $.001 par value, 65,000,000 authorized,
  34,851,465 outstanding at December 31, 2001 and June 30, 2001           34,851            34,851

OTHER STOCKHOLDERS' EQUITY
Additional paid-in capital                                            23,972,421        23,972,421
Unrealized gain from retained interest in securitized
  receivables, net of tax                                                427,480         1,603,350
    Accumulated deficit                                              (48,017,304)      (44,844,921)
                                                                    ------------      ------------

                Total liabilities and stockholders' equity          $ 72,752,673      $ 62,707,657
                                                                    ============      ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                             ------------------
                                                        December 31,      December 31,
                                                            2001              2000
                                                            ----              ----

Revenue
    Income from investment in receivable portfolios     $  7,645,337      $  9,702,169
    Securitization income and asset sales                  1,211,655           486,496
    Servicing fees and other income                        2,040,575         1,019,865
                                                        ------------      ------------
        Total revenue                                     10,897,567        11,208,530

    Provision for losses                                  (4,601,705)       (3,412,198)
                                                        ------------      ------------

               Net revenue                                 6,295,862         7,796,332
                                                        ------------      ------------

Expenses
    Salaries and employee benefits                         2,824,708         3,157,164
    Professional and financing fees                        1,030,647         1,293,886
    Credit card servicing                                  1,812,746         2,341,349
    Occupancy and equipment expense                          856,650           987,161
    Other                                                    137,821           734,020
                                                        ------------      ------------

               Total expenses                              6,662,572         8,513,580
                                                        ------------      ------------

Operating loss                                              (366,710)         (717,248)

Interest expense                                             983,807           891,869
Interest expense - related party                             602,884           585,108
Lender participation expense                                 248,592              --
                                                        ------------      ------------

Loss before income taxes                                  (2,201,993)       (2,194,225)

Income tax expense                                          (464,801)          (21,642)
                                                        ------------      ------------

Net loss                                                  (2,666,794)       (2,215,867)

Dividends on preferred stock                                (500,000)         (500,000)
                                                        ------------      ------------

Net loss, applicable to
   common shareholders                                  $ (3,166,794)     $ (2,715,867)
                                                        ============      ============

Net loss per share
    Basic                                               $       (.09)     $       (.08)
                                                        ============      ============
    Diluted                                             $       (.09)     $       (.08)
                                                        ============      ============

Weighted-average common shares outstanding
    Basic                                                 34,851,465        34,851,465
                                                        ============      ============
    Diluted                                               34,851,465        34,851,465
                                                        ============      ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                            ----------------
                                                                     December 31,      December 31,
                                                                         2001              2000
                                                                         ----              ----

          Revenue
              Income from investment in receivable portfolios        $ 15,154,386      $ 19,939,671
              Securitization income and asset sales                     2,552,364           939,571
              Servicing fees and other income                           4,689,467         1,768,381
                                                                     ------------      ------------
                  Total revenue                                        22,396,217        22,647,623

              Provision for losses                                     (7,898,748)       (5,674,337)
                                                                     ------------      ------------

                         Net revenue                                   14,497,469        16,973,286
                                                                     ------------      ------------
          Expenses
              Salaries and employee benefits                            6,121,045         6,721,242
              Professional and financing fees                           1,804,154         2,188,103
              Credit card servicing                                     3,491,046         4,573,760
              Occupancy and equipment expense                           1,734,834         1,960,670
              Other                                                       641,756         2,531,095
                                                                     ------------      ------------

                         Total expenses                                13,792,835        17,974,870
                                                                     ------------      ------------

          Operating income (loss)                                         704,634        (1,001,584)

          Interest expense                                              1,781,443         1,700,305
          Interest expense - related party                              1,238,416         1,122,576
          Lender participation expense                                    248,592              --
                                                                     ------------      ------------

          Loss before income taxes                                     (2,563,817)       (3,824,465)

          Income tax (expense) benefit                                   (608,566)          279,935
                                                                     ------------      ------------

          Net loss                                                     (3,172,383)       (3,544,530)

          Dividends on preferred stock                                 (1,000,000)       (1,000,000)
                                                                     ------------      ------------

          Net loss, applicable to
             common shareholders                                     $ (4,172,383)     $ (4,544,530)
                                                                     ============      ============

          Net loss per share
              Basic                                                  $       (.12)     $       (.13)
                                                                     ============      ============
              Diluted                                                $       (.12)     $       (.13)
                                                                     ============      ============

          Weighted-average common shares outstanding
              Basic                                                    34,851,465        34,851,465
                                                                     ============      ============
              Diluted                                                  34,851,465        34,851,465
                                                                     ============      ============

The accompanying notes are an integral part of these statements

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                  December 31,      December 31,
                                                                                      2001             2000
                                                                                      ----             ----
          Cash flows from operating activities:
             Net loss                                                            $ (3,172,383)     $ (3,544,530)
             Adjustments to reconcile net loss to
                net cash provided by (used in) operating activities -
               Provision for credit card losses                                     7,898,748         5,674,337
               Amortization of receivable portfolios discount                      (9,843,784)       (9,611,576)
               Depreciation and amortization                                          928,965           999,853
               Amortization of retained interest in securitized credit cards       (2,205,123)         (175,809)
               Lender participation                                                   248,592              --
               Loss from unconsolidated affiliates                                    (29,154)          (38,550)
               Gain on sale of portfolios and retained interests                     (347,241)         (719,274)
               Other                                                                 (399,260)           23,406
               Tax expense (benefit)                                                  608,566          (279,935)
               Change in operating assets and liabilities                           2,213,736         4,680,811
                                                                                 ------------      ------------
                       Net cash used in
                          operating activities                                     (4,098,338)       (2,991,267)
                                                                                 ------------      ------------

          Cash flows from investing activities:
             Collection of consumer debt and funds advanced                        15,078,333        17,941,050
             Retained interest in securitized credit card receivables                (598,267)         (210,264)
             Funds advanced on credit cards                                       (10,419,240)      (14,550,081)
             Purchase of consumer receivables                                      (2,883,076)       (3,575,328)
             Proceeds from sale of portfolios                                       6,021,215           706,503
             Acquisition of property and equipment                                   (191,690)       (2,253,416)
                                                                                 ------------      ------------

                     Net cash provided by (used in)
                       investing activities                                         7,007,275        (1,941,536)
                                                                                 ------------      ------------
          Cash flows from financing activities:
             Net proceeds (payments) from debt                                     (1,737,333)        2,655,084
             Borrowings from capital leases                                           611,463         1,746,488
             Payments on capital lease obligations                                 (1,127,329)         (787,575)
             Partner distributions from unconsolidated affiliates                      80,631           133,470
             Investment in unconsolidated affiliates                                     --                 (10)
             Proceeds from exercises of stock options                                    --             210,350
                                                                                 ------------      ------------

                     Net cash provided by (used in)
                       financing activities                                        (2,172,568)        3,957,807
                                                                                 ------------      ------------

                     Net increase in cash and cash equivalents                        736,369          (974,996)

          Cash and cash equivalents at beginning of period                          1,853,454         2,236,630
                                                                                 ------------      ------------

          Cash and cash equivalents at end of period                             $  2,589,823      $  1,261,634
                                                                                 ============      ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

The Credit Store (the "Company") is a technology and information based financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, the Company focuses on consumers who have previously defaulted on debt. The Company reaches these consumers by acquiring their defaulted debt from the lender or subsequent debt owner. Through direct mail and telemarketing operations, these consumers are offered an opportunity to settle their debt, typically at a discount, transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card, and establish a positive credit history on their newly issued card by making timely and consistent payments. The Company accepts lump sum settlements and installment payment plans from those consumers who do not accept the credit card offer and also resells defaulted debt in the secondary market to other debt buyers.

As of December 31, 2001, the Company had three active subsidiaries, Credit Store Financial, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. These subsidiaries are wholly owned by the Company; however, only Credit Store Financial, Inc. is consolidated in the enclosed financial statements. Credit Store Financial, Inc. acquires non-performing consumer receivables and contracts with the Company to offer consumers a credit card under the Company's program or to accept settlements or payment plans. TCS Funding IV, Inc. and TCS Funding V, Inc. are qualified special purpose entities and were established for the purpose of purchasing performing credit card receivables from the Company. See Note F - Securitization of Receivable Portfolios.

In December 2001, the Company dissolved its subsidiary American Credit Alliance, Inc. ("ACA"). Prior to dissolution of ACA, the Company purchased a 50% interest in Dakota Card Fund II, LLC ("DCF"), which combined with the 50% ownership interest ACA had in DCF, resulted in DCF being wholly owned by the Company. The Company then dissolved DCF, concurrent with the dissolution of ACA.

In December 2001, at the direction of its lender, the Company's wholly owned subsidiary Credit Store Financial, Inc. ("CSFI"), a special purpose entity, purchased all of the assets and assumed all of the liabilities of the Company's wholly owned subsidiary Credit Store Services, Inc. ("CSSI"), a qualified special purpose entity. Prior to this transaction, CSFI was an inactive subsidiary of the Company. See Note F - Securitization of Receivable Portfolios and Note G - Notes Payable.

On December 31, 2001, Credit Store Capital Corp. ("CSCC"), a subsidiary of the Company, paid the outstanding balance of its revolving credit line with proceeds from a portfolio sale. Concurrently with the portfolio sale and debt repayment, the Company inactivated CSCC by direct assumption of its assets and liabilities other than its regulatory licenses. See Note G - Notes Payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001, the results of operations for the three months ended December 31, 2001 and December 31, 2000, and the results of operations and cash flows for the six months ended December 31, 2001 and December 31, 2000. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the full year.

NOTE C  - FINANCIAL RESTATEMENT

Subsequent to June 30, 2001 and prior to the filing of this Form 10-Q as of and for the six months ended December 31, 2001, the Company discovered an error in its calculation of the fair market value of its retained interests associated with two securitization transactions, resulting in an overstatement of assets, unrealized gain from retained interests in securitized credit card receivables and the resulting income tax benefit at June 30, 2001. The adjustments result in a write down to the June 30, 2001 fair market valuation of the retained interests of $4.1 million, a decrease in the unrealized gain from retained interests in securitized credit card receivables recorded within other comprehensive income net of income tax of $2.7 million, and a reduction in income tax benefit of $1.4 million from the original valuation. The adjustment did not impact operating earnings or cash flows for fiscal 2001.

The restatement increases net revenue by $268,165 and income tax expense by $143,765 for the six months ended December 31, 2001. These changes resulted in no change to net loss per share for the period. The restatement does not impact the loss before income taxes for the three and six months ended December 31, 2000. Income tax expense has increased $21,462 for the three months ended December 31, 2000 and decreased $279,935 for the six months ended December 31, 2000. These changes result in no change in net loss per share for the three months ended December 31, 2000 and result in a decrease of $.01 to net loss per share for the six months ended December 31, 2000. The changes to income tax expense are related to changes in the Company's other comprehensive income and are offset by equal amounts of tax benefit, which is recorded in other comprehensive income.

As a result, the Company expects to file an amended Form 10-K as of June 30, 2001 and Form 10-Q as of and for the three months ended September 30, 2001, as expeditiously as possible.

NOTE D - NET LOSS PER SHARE

The Company's basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss applicable to common stockholders is computed by deducting or adding dividends on preferred stock from net income or net loss, respectively. The Company's diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE E - ACCOUNTING PRONOUNCEMENTS

Accounting Method Change for Goodwill and Intangible Assets
-----------------------------------------------------------

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

o effective July 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated, an impairment loss will be recognized.

The Company adopted the provisions of SFAS 142 as of July 1, 2001. Therefore, acquired goodwill is no longer amortized. The Company has determined its goodwill relates to one reporting unit for purposes of impairment testing and an impairment of goodwill does not exist at December 31, 2001.

Reclassification of Preferred Stock
-----------------------------------

The Securities and Exchange Commission issued Staff Topic No. D-98 which provides clarification on the balance sheet classification and measurement of redeemable equity securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's majority shareholder and former director is the beneficial owner of approximately 40% of the Company's fully diluted outstanding shares of common stock and owns all of the Company's Series A, C, D and E Preferred stock. The Series A Preferred stock contains preferential voting rights giving this shareholder approximately 80% of all votes entitled to be voted. Based on the guidance in Staff Topic No. 98, because the Series A, C, D and E Preferred Stock is owned by the Company's majority shareholder, the redemption of the Series A, C, D and E is deemed to be outside the control of the Company. Therefore, the Company has reclassified these securities outside of permanent equity as of December 31, 2001, as well as for all periods presented. The Company does not expect this reclassification will have a material effect on the liquidity or capital resources of the Company.

NOTE F - SECURITIZATION OF RECEIVABLE PORTFOLIOS

On December 1, 2001, at the direction of its lender, CSSI sold its assets to CSFI in exchange for CSFI's assumption of CSSI's liabilities. CSSI is a qualified SPE, therefore it was not consolidated in the Company's financial statements. CSFI is not a qualified SPE and is consolidated in the Company's financial statements. The acquired assets were valued based on the fair value of the assumed liabilities on December 1, 2001. The effect of this transaction on the Company's consolidated financial statements removed $3.2 million of investment in retained interest and recorded $18.4 million of assets and liabilities on December 1, 2001.

The Company has established two wholly owned qualified special purpose entities for the purpose of purchasing performing credit card receivables from the Company.

         - TCS Funding IV, Inc. ("TCS IV"), established in May 2000, has a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. The initial sale of credit card receivables to TCS IV was for approximately $12.1 million. TCS IV provided $10.0 million of the purchase price and the remaining approximately $2.1 million was recorded as retained interest by the Company. The unrealized gain of approximately $0.6 million, included in the retained interest, was recorded net of tax as a separate component of stockholders equity. Subsequent to the initial sales, TCS IV purchased additional performing credit card receivables from the Company that were recorded similar to the initial sale. Future borrowings are at the lender's sole discretion and a number of other conditions. At December 31, 2001, borrowings of $9.6 million were outstanding on this credit facility.

         - TCS Funding V, Inc. ("TCS V"), established in May 2001, entered into a $4.0 million term loan with a lending institution to finance the purchase of credit card receivables. The initial $4.9 million sale of credit card receivables to TCS V included receivables with a principal balance of approximately $5.7 million. TCS V paid $4.0 million of the sale price and the remaining $0.9 million of the sale was recorded as a retained interest. The unrealized gain of approximately $0.1 million, included in retained interest, was recorded net of tax as a separate component of stockholders equity. At December 31, 2001, $3.6 million principal amount was outstanding on this credit facility.

The following summarizes the changes in the balance of the Company's retained interest for the six months ended December 31, 2001:

                                                             Gross           Estimated
                                           Amortized       unrealized          fair
                                             cost             gains            value
                                             ----             -----            -----

Balance at July 1, 2001                   $ 4,817,071      $ 2,432,133      $ 7,249,204
Retained interests in portfolios sold         598,267             --            598,267
Interest accrued                            2,205,123             --          2,205,123
Retained interests transferred*            (1,119,631)      (1,051,303)      (2,170,934)

Change in unrealized gain                        --           (733,132)        (733,132)
                                          -----------      -----------      -----------

Balance at December 31, 2001              $ 6,500,830      $   647,698      $ 7,148,528
                                          ===========      ===========      ===========

* CSFI's acquisition of CSSI's assets resulted in the transfer of retained interests as of December 1, 2001. These retained interests are eliminated in the consolidation of CSFI with the Company as the related assets are reflected in investments in receivable portfolios.

As of December 31, 2001, the gross unrealized gain has been offset by a deferred tax expense of approximately $0.2 million resulting in a net unrealized gain of approximately $0.4 million.

NOTE  G - NOTES PAYABLE

On December 1, 2001, CSFI entered into a $25.0 million credit facility with The Varde Fund IV-A, L.P. ("Varde") to finance purchases of non-performing consumer debt portfolios. The facility expires in October 2003 and future borrowings to fund the purchases of portfolios are at Varde's discretion. As of December 31, 2001, the outstanding balance under CSFI's credit facility was $2.5 million, with $22.5 million available for future borrowings. Additionally, CSFI has an outstanding balance of $14.3 million to Varde for notes assumed from CSSI (see Note F). Each portfolio financed for CSFI by Varde is documented by a separate note which is non-recourse to the Company and which carries a fixed interest rate of 15%. The terms of the credit facility also provide that a percentage of the future cash flows generated by the purchased accounts be paid to Varde after Varde has earned an internal rate of return of 25% (inclusive of the monies earned as a result of interest on each note). At the time CSFI assumed the liabilities of CSSI, the estimated amount of Varde's participation liability was $2.3 million. On December 31, 2001, this liability was $2.6 million.

CSFI also established a $1.0 million working capital credit line with Varde in December 2001. This line matures on April 15, 2002 and was fully drawn by CSFI as of December 31, 2001.

On November 30, 2000 the Company entered into a credit card receivables repurchase agreement with Plains Commerce Bank. Under the agreement, Plains Commerce Bank purchased credit card receivables from the Company for $8.0 million. The Company exercised its option to repurchase the receivables on January 4, 2002. On December 31, 2001 the Company entered into a repurchase agreement with Thornton Capital Advisors. In accordance with the repurchase agreement, Thornton Capital Advisors purchased $10.5 million principal value of receivables for $8.0 million on January 4, 2002. The Company used the proceeds of this sale to exercise the Plains Commerce Bank repurchase option. The repurchase option under the Thornton Capital agreement expires on May 1, 2002. If the Company does not exercise its option, Thornton Capital Advisors may sell the assets and has recourse to the Company for any deficiency of the repurchase price including interest. The Company's obligations under this agreement are secured by a lien on its assets which is subordinated to Coast Business Credit. In addition, the Company entered into a credit card receivables repurchase agreement in September 2001 with North Divisions, Associates whereby the lender purchased credit card receivables from the Company for $0.5 million. The repurchase agreement expires July 31, 2002. For financial statement purposes, the Company treats these repurchase agreements as financing transactions.

Since April 1998, the Company has maintained a financing arrangement with Coast Business Credit. This revolving line of credit is collateralized by substantially all the Company's assets and may not exceed a monthly borrowing base computed using the Company's eligible receivables as defined by the agreement. The credit facility currently has an expiration date of, and the outstanding balance matures on July 31, 2002. Prior to the maturity date, the Company is required to permanently reduce the credit line by 60% of net cash proceeds derived by it from sales or securitizations of credit cards. At December 31, 2001, the maximum credit line was $11.0 million and the amount available based on the borrowing base under the credit line was $10.2 million, of which the Company had $9.8 million outstanding.

On December 31, 2001, the $17.5 million credit facility CSCC had with General Electric Capital Corporation was cancelled. CSCC paid the outstanding balance of $1.3 million with proceeds from a sale of non-performing consumer debt accounts. The Company expensed amortized loan fees of $163,634.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class action lawsuits and (ii) one suit concerning a Development Agreement. We have been informed by O. Pappalimberis Trust that they intend to file suit against the Company alleging breach of a Development Agreement. The Development Agreements are discussed in Note I. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the Company's consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE I - DEVELOPMENT AGREEMENTS

In October 1996, the Company's predecessor entered into two Mutual Business Development Agreements ("Development Agreements"), one with O. Pappalimberis Trust and one with Renaissance Trust I.

The Development Agreements call for a royalty equal to 5% of any newly established receivable originated or acquired by the Company by way of certain accounts held which: (i) is delivered to a pre-securitization credit facility,
(ii) becomes a qualifying receivable, or (iii) meets other specified account age and payment parameters. A qualifying receivable is defined as any converted account on which the cardholder has made three consecutive payments within certain time restrictions. In addition, the Development Agreements provide for royalties equal to 5% of all principal cash collections on specified accounts that are not converted to credit cards. If earned, the total royalty payable under the Development Agreements, after deductions and exclusions, will not exceed $25.0 million for Renaissance Trust I and $24.0 million for O. Pappalimberis Trust.

The Development Agreement with the O. Pappalimberis Trust was amended on September 1, 1998 to alter the amount and timing of payments, give the Company a buyout option, alternate royalty payment options and extend the term of the agreement to May 31, 2005. The Development Agreement with Renaissance Trust I expires October 7, 2002 and has not been amended.

Both Development Agreements are currently in dispute. In February 2001, the Company discontinued payment of royalties under both Development Agreements.

The Company has been informed by O. Pappalimberis Trust that they intend to file suit against us alleging breach of the Development Agreement.

On April 23, 2001, the Company was sued by Renaissance Trust I in the United States District Court for the Southern District of New York in an action titled Renaissance Trust I v. The Credit Store, Inc. The plaintiffs allege breach of the Development Agreement and conversion and seek enforcement of the contract, compensatory damages alleged to be in excess of $5.0 million, and punitive damages of $25.0 million. Renaissance Trust I owns 4.0 million shares of the Company's common stock and 400,000 shares of the Company's Series B Preferred Stock. On June 29, 2001, the Court dismissed the conversion claim and dismissed the demand for punitive damages.

The Company has estimated that it is probable that at least $2.8 million will be required to settle the contract disputes and terminate the agreements. The majority of this amount was accrued during the fourth quarter of fiscal 2001 and is included in accrued expenses at December 31, 2001 and June 30, 2001. No additional amounts have been accrued in the six months ended December 31, 2001.

NOTE J - INVESTMENTS IN RECEIVABLE PORTFOLIOS

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

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                                              December 31,        June 30,
                                                                                  2001              2001
                                                                                  ----              ----
           Cost and amortization of
               receivable portfolios discount                                   $26,082,394      $ 9,281,048
                                                                                -----------      -----------


           Principal funded on new advances and purchases                       $28,431,497      $27,456,560
           Accrued interest on principal funded                                     377,149          376,749
           Accrued fees                                                             364,807          339,517
                                                                                -----------      -----------

                                                                                 29,173,453       28,172,826
                                                                                -----------      -----------

           Less
           Provision for losses on credit card receivables                        6,903,227        3,856,882
           Unearned fees                                                            512,484          648,950
                                                                                -----------      -----------

                                                                                  7,415,711        4,505,832
                                                                                -----------      -----------

           Investments in receivable portfolios                                 $47,840,136      $32,948,042
                                                                                ===========      ===========

           Total credit card balances (1)                                       $90,906,468      $66,184,418
                                                                                ===========      ===========

           Investment in receivables portfolios as a percentage
               of Total credit card balances                                           52.6%            49.8%

           Available credit (2)                                                 $ 8,813,940      $ 9,355,862
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

                             THE CREDIT STORE, INC.

The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Disclosure Regarding Forward-Looking Statements" below that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Credit Store, Inc. is a technology and information based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, we focus on consumers who have previously defaulted on debt. We reach the consumers by acquiring their defaulted debt from the lender or subsequent debt owner. Through direct mail and telemarketing operations, we offer these consumers an opportunity to settle their debt, typically at a discount, transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card, and establish a positive credit history on their newly issued card by making timely and consistent payments. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. We accept lump sum settlements and installment payment plans from those consumers who do not accept our credit card offer and also resell defaulted debt in the secondary market. After six or more on-time payments have been made on a consumer's outstanding credit card balance we consider the account seasoned and available to sell or securitize. The cash flows, interest and fee income from our performing credit cards, collection activities, and sales activities combine to generate a return on our investment in receivables portfolios.

RESULTS OF OPERATIONS

REVENUES. Total revenue for the three months and six months ended December 31, 2001 was $10.9 million and $22.4 million, respectively, reflecting 2.8% and 1.1% decreases from the $11.2 million and $22.6 million recorded during the prior fiscal year comparable periods. Core revenues (income from all activities other than portfolio sales and interest in affiliate revenues) decreased 0.8% from $10.9 million in the second quarter of fiscal 2001 to $10.8 million in the second quarter of fiscal 2002 and increased 0.6% from $21.9 million in the first six months of fiscal 2001 to $22.0 million in the first six months of fiscal 2002. While total and core revenues increased slightly, the mix of core revenues changed due to the fact that the majority of new credit card accounts were being originated in our unconsolidated subsidiary, Credit Store Services, Inc. ("CSSI"), a wholly owned qualified special purpose entity, established by us in July 2000 and which began booking accounts in the second quarter of fiscal 2001. As an unconsolidated subsidiary, the primary revenue we derived from business conducted in CSSI was the servicing fees we earned, as opposed to income from investment in receivables portfolios that we record for business that is consolidated in our financial statements. On December 1, 2001, the assets and liabilities of CSSI were sold to our consolidated subsidiary, Credit Store Financial, Inc. ("CSFI"), a wholly owned special purpose entity that is consolidated for financial statement purposes. For future periods, we anticipate the consolidation of CSFI will result in decreased servicing revenues and increased income from investment in receivable portfolios.

Period to period new originations of credit card accounts remained stable at $21.0 million during the second quarter of fiscal 2002 compared to $20.9 million during the second quarter of fiscal 2001 and decreased 15.5% from $48.6 million during the first half of fiscal 2001 to $41.0 million in the first half of fiscal 2002. $24.4 million of the new accounts originated in the first half of fiscal 2002 were booked in CSSI. As indicated above, this has the impact of increasing servicing revenue and reducing income from investment in receivables portfolios. Servicing fees and other income has increased 253.9% from $0.7 million in the first quarter of fiscal 2001 to $2.6 million in the first quarter of fiscal 2002 and increased 170.6% from $1.8 million in the first half of fiscal 2001 to $4.7 million in the first half of fiscal 2002. This increase reflects the increased number of accounts serviced by us for third parties and unconsolidated subsidiaries formed in connection with securitizations, including CSSI.

Net revenue decreased to $6.3 million in the second quarter of fiscal 2002 from $7.8 million in the second quarter of fiscal 2001 and decreased to $14.5 million in the first half of fiscal 2002 from $17.0 in the first half of fiscal 2001 primarily due to an increase in the provision for losses. The provision reported for the second quarter of fiscal 2002 and 2001 was $4.6 million and $3.4 million, 42.7% and 31.4% of core revenues. The provision for the first half of fiscal 2002 and 2001 was $7.9 million and $5.7 million, 35.8% and 25.9% of core revenues. Because the provision for losses is directly related to the aggregate investment in receivable portfolios recorded on our balance sheet, the provision for losses increased as a result of the adoption of accrual accounting which increased the percentage of our credit card receivables on our balance sheet and a higher level of charge-off in the second quarter. The percentage of credit card receivables on our balance sheet increased from 41% of total credit card balances at December 31, 2000 to 53% at December 31, 2001. The increase was also partially due to higher levels of charged off accounts during the second quarter.

                            THREE MONTHS ENDED      THREE MONTHS ENDED      SIX MONTHS ENDED      SIX MONTHS ENDED
        REVENUES            DECEMBER 31, 2001       DECEMBER 31, 2000      DECEMBER 31, 2001     DECEMBER 31, 2000
        --------            -----------------       -----------------      -----------------     -----------------

Income from investment           $7,645,337              $9,702,169           $15,154,386           $19,939,671
in receivable portfolios
Securitization income             1,211,655                 132,765             2,205,123               220,297
Servicing fees and                2,040,575               1,019,865             4,689,467             1,768,381
                                 ----------              ----------           -----------           -----------
other income
     Core Revenue                10,769,817              10,854,799            22,048,976            21,928,349
                                 ----------              ----------           -----------           -----------
Gains on Sales                      127,750                 353,731               347,241               719,274
                                 ----------              ----------           -----------           -----------
     Total Revenue               10,897,567              11,208,530            22,396,217            22,647,623
                                 ----------              ----------           -----------           -----------
Provision for Losses            (4,601,705)             (3,412,198)           (7,898,748)           (5,674,337)
                                 ----------              ----------           -----------           -----------
     Net Revenue                 $6,295,862              $7,796,332           $14,497,469           $16,973,286
                                 ==========              ==========           ===========           ===========

EXPENSES. Total operating expenses for the second quarter and first half of fiscal 2002 were $6.7 million and $13.8 million, a 21.7% decrease from $8.5 million in the second quarter of fiscal 2001 and a 23.3% decrease from $18.0 million in the first half of fiscal 2001. Operating expenses were 61.9% and 62.6% of core revenues in the second quarter and first half of fiscal 2002 versus 78.4% and 82.0% in the second quarter and first half of fiscal 2001. Our operating expenses and our operating expenses as a percentage of core revenues decreased as a result of a reduction in royalty payments, an increase in the number of accounts owned, and increased efficiencies in our servicing and marketing operations. We experienced a 2.3% increase in the aggregate balance of credit card receivables we owned and managed from $115.0 million as of December 31, 2000 to $117.7 million as of December 31, 2001.

Salaries and employee benefits expense was 10.5% lower in the second quarter of fiscal 2002 than in the second quarter of fiscal 2001 and 8.9% lower in the first six months of fiscal 2002 than in the comparable period of fiscal 2001. Salaries and employee benefit expense also decreased as a percentage of core revenue in all comparable periods. This decrease is mainly due to a personnel reduction from 343 at December 31, 2000 to 258 at December 31, 2001 resulting from technological enhancements and operational efficiencies.

Professional and financing fees decreased $0.4 million, or 17.5%, from $2.2 million in the first half of fiscal 2001 to $1.8 million in the first half of fiscal 2002 and decreased $0.3 million, or 20.3% from $1.3 million in the second quarter of fiscal 2001 to $1.0 million in the second quarter of 2002. This decrease is primarily due to less legal expenses paid by us for class action litigations.

Credit card servicing fees (consisting of telephone expense, marketing mailers cost, postage, and third party credit card services and scrubbing fees) decreased 22.6% from $2.3 million in the second quarter of fiscal 2001 to $1.8 million in the second quarter of fiscal 2002 and decreased as a percentage of core revenue from 21.6% to 16.8%. Credit card servicing fees of $3.5 million in the first half of fiscal 2002 were 23.7% less than the $4.6 million in credit card servicing fees recorded in the first half of fiscal 2001. This reduction is due, in part, to fewer new credit cards and a reduced volume of receivables acquired by CSSI and us. We, along with CSSI, acquired $303.3 million face amount of non-performing consumer receivables in the second quarter of fiscal 2001 compared to $215.8 million in the second quarter of fiscal 2002, and $707.7 million face amount of receivables in the first half of fiscal 2001 compared to $545.7 in the first half of fiscal 2002. Additionally, technological enhancements and operating efficiencies have lowered our cost per account.

Other expenses declined primarily due to our decision to discontinue the accrual of payments on two mutual business development agreements after November 2000. The mutual business development agreements are currently in dispute. See "Legal Proceedings". We believe that at least $2.8 million will be required to settle the contract disputes and terminate the agreements. The majority of this amount was accrued during the fourth quarter of fiscal 2001 and is included in accrued expenses at December 31, 2001 and June 30, 2001. No additional amounts have been accrued in the six months ended December 31, 2001.


                                   THREE MONTHS            THREE MONTHS           SIX MONTHS            SIX MONTHS
                                       ENDED                  ENDED                  ENDED                 ENDED
          Expenses               DECEMBER 31, 2001      DECEMBER 31, 2000      DECEMBER 31, 2001     DECEMBER 31, 2000
          --------               -----------------      -----------------      -----------------     -----------------

Salaries and employee               $2,824,708              $3,157,164           $6,121,045             $6,721,242
 benefits
Professional and financing           1,030,647               1,293,886            1,804,154              2,188,103
 fees
Credit card servicing                1,812,746               2,341,349            3,491,046              4,573,760
Occupancy and equipment                856,650                 987,161            1,734,834              1,960,670
 expense
Other                                  137,821                 734,020              641,756              2,531,095
                                    ----------              ----------          -----------            -----------
     Total expenses                 $6,662,572              $8,513,580          $13,792,835            $17,974,870


INTEREST EXPENSE. Interest expense increased from $1.5 million in the second quarter of fiscal 2001 to $1.8 million in the second quarter of fiscal 2002, and increased from $2.8 million in the first half of fiscal 2001 to $3.3 million in the first half of fiscal 2002. These increases reflect the assumption by CFSI of CSSI's liabilities as of December 1, 2001. The liabilities assumed included notes and a lenders' participation for which monthly accruals and expense are recorded. The expense related to these liabilities for the month of December 2001 (the liabilities were acquired on December 1, 2001) was $473,228. Interest expense, as a percentage of core revenue, for the second quarter and first half of fiscal 2002 was 17.0% and 14.8%, compared to 13.6% and 12.9% in the comparable periods of fiscal 2001.

                            THREE MONTHS           THREE MONTHS          SIX MONTHS            SIX MONTHS
                                ENDED                 ENDED                 ENDED                ENDED
                          DECEMBER 31, 2001     DECEMBER 31, 2000     DECEMBER 31, 2001    DECEMBER 31, 2000
                          -----------------     -----------------     -----------------    -----------------

Interest Expense             $1,835,283            $1,476,976           $3,268,451            $2,822,881

INCOME TAX EXPENSE/BENEFIT. Income tax expense or benefit was recorded in the second quarter and first half of fiscal 2002 and 2001. These amounts are related to changes in our other comprehensive income and are offset by equal amounts of tax expense or tax benefit, which is recorded in other comprehensive income. Income tax benefits during the periods relating to losses before income taxes have been offset by a valuation allowance. We will continue to evaluate the valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that additional future tax benefits will be realized.

                             THREE MONTHS          THREE MONTHS          SIX MONTHS           SIX MONTHS
                                 ENDED                 ENDED                ENDED                ENDED
                           DECEMBER 31, 2001     DECEMBER 31, 2000    DECEMBER 31, 2001    DECEMBER 31, 2000
                           -----------------     -----------------    -----------------    -----------------

Income tax (expense)            $(464,801)            $(21,642)           $(608,566)             $279,935
 benefit

NET LOSS. Net loss was $2.7 million in the second quarter of fiscal 2002 compared to $2.2 million in the first quarter of fiscal 2001 and $3.2 million in the first half of fiscal 2002 compared to $3.5 million in the first half of fiscal 2001. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net loss applicable to common shareholders. After the effect of preferred dividends of $0.5 million in each of the second fiscal quarters, the net loss applicable to common shareholders was $3.2 million, or $0.09 per basic and diluted common share, in the second quarter of fiscal 2002; and $2.7 million, or $0.08 per basic and diluted common share, in second quarter of fiscal 2001. After the effect of preferred dividends of $1.0 million in each of the first six months of the fiscal years, the net loss applicable to common shareholders was $4.2 million, or $0.12 per basic and diluted common share, in the first six months of fiscal 2002; and $4.5 million, or $0.13 per basic and diluted common share, in the first six months of fiscal 2001.


                                    THREE MONTHS      THREE MONTHS       SIX MONTHS          SIX MONTHS
                                       ENDED             ENDED              ENDED               ENDED
                                    DECEMBER 31,       DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                        2001               2000             2001                 2000
                                        ----               ----             ----                 ----
Net loss                          $(2,666,794)        $(2,215,867)     $(3,172,383)           $(3,544,530)
Dividends on preferred stock         (500,000)           (500,000)      (1,000,000)            (1,000,000)
Net loss applicable to common
 shareholders                     $(3,166,794)        $(2,715,867)     $(4,172,383)           $(4,544,530)


CREDIT CARD RECEIVABLE QUALITY

The delinquency chart below includes all our owned and managed credit card receivables but does not include receivables in accounts that have not yet made a first payment. Because these accounts are not yet performing and may be closed, including them would distort the reporting of actual delinquencies on our performing portfolio of accounts.

                              DELINQUENCIES AS A PERCENTAGE OF OWNED AND MANAGED CREDIT CARD RECEIVABLES
                                                      FOR THE THREE MONTHS ENDED

                         SEPT. 30, 2000    DEC. 31, 2000   MAR. 31, 2001   JUNE 30, 2001    SEPT. 30, 2001   DEC. 31, 2001*
                         --------------    -------------   -------------   -------------    --------------   --------------
Owned Receivables           $82,932,303      $80,674,251     $72,775,407     $54,936,629       $50,278,337      $77,353,508

Managed Receivables         $16,919,113      $19,401,550     $31,671,150     $49,843,613       $54,665,516      $25,871,840

Total Receivables           $99,851,416     $100,075,801    $104,446,557    $104,780,242      $104,943,853     $103,225,348

Loans Delinquent:

30 to 59 days                     11.6%            13.5%           10.1%           11.4%             10.8%            11.4%
60 to 89 days                      6.6%             6.0%            4.6%            6.3%              5.7%             6.3%
90 to 119 days                     4.7%             4.8%            4.2%            5.0%              5.2%             5.1%
Total 60 to 119 days              11.3%            10.8%            8.8%           11.3%             10.9%            11.4%

* Reflects sale of accounts from CSSI to CSFI in December 2001 (see cash flows from financing activities).

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

CASH FLOWS FROM OPERATING ACTIVITIES

Our operating activities used $4.1 million of cash in the first six months of fiscal 2002, compared to a deficit of $3.0 million in the first six months of fiscal 2001. At December 31, 2001, we had $3.6 million of cash and cash equivalents, compared to $3.1 million at June 30, 2001. We maintain restricted cash reserves at our banks to facilitate the funding of new charges and advances on our customers' credit cards. These restricted balances were $1.0 million at December 31, 2001 and $1.3 million at June 30, 2001. This decrease was due to the required restricted cash balance decreasing $250,000 in July 2001.

CASH FLOWS FROM INVESTING ACTIVITIES

We use cash to purchase non-performing consumer debt portfolios and fund new charges and advances transacted by the credit card customers we originate from these portfolios. Primary sources of cash are debt payments from the consumers whose debt we acquired and sales or securitizations of receivables. Debt payments from consumers result either from collection based activities or cardholder payments on originated credit card accounts. Although credit card and collection activities are classified in the investment section of our financial statements, they comprise the primary source of cash flow for our ongoing operations.

During the six months ended December 31, 2001, investing activities supplied $7.0 million in cash flow compared to a use of $1.9 million in the first six months of fiscal 2001. This is due primarily to the excess of cardholder cash payments over new cardholder charges on the credit cards and the resale of accounts. We received $15.1 million from collection activities and credit card payments that exceeded credit card funding activity by $4.7 million, compared to an excess of $3.4 million in the first six months of fiscal 2001. Resale proceeds generated $6.0 million during the period compared to $0.7 million in fiscal 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

We have entered into multiple financing facilities as described below.

We maintain a senior secured revolving credit line with Coast Business Credit ("Coast"), a division of Southern Pacific Bank. The maximum amount under the credit line commitment is based on a formula that is dependent primarily on the performance and maturity of our credit card receivables. The credit line is secured by substantially all of our assets. The credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. Prior to the maturity date, we are required to permanently reduce the credit line by 60% of net cash proceeds derived by us from sales or securitizations of credit card. At December 31, 2001, the maximum credit line was $11.0 million and the amount available based on the borrowing base under the credit line was $10.2 million, of which we had $9.8 million outstanding.

We have received secured financing from a related party, JLB of Nevada. The notes are payable on demand but are subordinated to the senior secured revolving credit line and our obligations under the repurchase agreement with Thornton Capital Advisors discussed below. At December 31, 2001, the principal amount outstanding on these notes totaled $17.3 million and accrued but unpaid interest totaled $2.9 million. No payments of interest are required until at least May 4, 2002 if JLB of Nevada holds the notes. A subsequent holder may demand payment of up to 20% of the accrued interest, if any, prior to May 4, 2002.

In October 1999, through Credit Store Capital Corp. ("CSCC"), a bankruptcy remote special purpose subsidiary, we established a $17.5 million secured revolving credit line with General Electric Capital Corporation. The line was used to finance the acquisition of non-performing consumer debt portfolios and was set to expire in August 2002. In December 2001, CSCC repaid the $1.3 million outstanding balance on the credit line and cancelled the credit line.

On November 30, 2000 we entered into a credit card receivables repurchase agreement with Plains Commerce Bank. Under the agreement, Plains Commerce Bank purchased credit card receivables from us for $8.0 million. We exercised our option to repurchase the receivables on January 4, 2002. On December 31, 2001, we entered into a repurchase agreement with Thornton Capital Advisors. In accordance with the repurchase agreement, Thornton Capital Advisors purchased $10.5 million principal value of receivables for $8.0 million on January 4, 2002. We used the proceeds of this sale to exercise the Plains Commerce Bank repurchase option. Our repurchase option under the Thornton Capital agreement expires on May 1, 2002. If we do not exercise our option, Thornton Capital Advisors may sell the assets and has recourse to us for any deficiency. Our obligations under this agreement are secured by a second lien on our assets, subordinated to Coast's lien. We intend to sell or refinance these receivables prior to expiration of the repurchase option. In addition, we entered into a credit card receivables repurchase agreement in September 2001 with North Divisions, Associates whereby the lender purchased credit card receivables from us for $0.5 million. The repurchase agreement expires July 31, 2002. We can make no assurances that we will exercise our repurchase option. For financial statement purposes, we treat these repurchase agreements as financing transactions.

Our wholly owned qualified special purpose entity, TCS Funding IV, has a $40.0 million credit facility with a lending institution to finance the purchase of credit card receivables. On May 31, 2000, $10.0 million of the facility was used to purchase credit card receivables with a principal balance of $14.2 million at a purchase price of $12.1 million. We recorded the balance of the sale price, $2.1 million, as a retained interest. Future borrowings under the facility are subject to the lender's discretion and a number of other conditions. The credit facility was amended in November 2001 to extend the expiration of the revolving period from December 1, 2001 to April 1, 2002. Through March 31, 2002, the credit facility requires payments of interest only. After April 1, 2002, the TCS Funding IV credit facility requires that all cash collections received relating to the senior debt interest in the receivables be used to repay principal, after payment-related servicing fees and interest are paid. All net new charges on the sold accounts are to be funded by us and contributed in exchange for a retained interest until such time as the senior debt interest is paid down. At December 31, 2001, the outstanding debt under this credit facility was $9.6 million. We are currently in discussion with the lender to restructure the amortization period, and are also in discussion with a credit card bank that may purchase these accounts prior to amortization. We cannot make any assurances that these discussions will be successful. Should TCS be required to fund the new charges during amortization, we project these new charges would require approximately $5.3 million of cash over a 14 month period, at which time we would own 100% of the receivables pool. If we do not fund the new charges on the accounts, the lender would be entitled to retain an alternate provider to service the accounts.

Our wholly owned qualified special purpose entity, TCS Funding V, entered into a $4.0 million credit facility to finance the purchase of $5.7 million in face value credit card receivables from us for $4.9 million. We recorded the balance of the sale price, $0.9 million, as a retained interest. At December 31, 2001, the outstanding debt under this credit facility was $3.6 million. After April 1, 2002, the TCS Funding V credit facility requires that all cash collections received relating to the senior debt interest in the receivables be used to repay principal, after payment-related servicing fees and interest are paid. All net new charges on the sold accounts are to be funded by us and contributed in exchange for a retained interest until such time as the senior debt interest is paid down. We are currently in discussion with the lender to restructure the amortization period and with a bank to acquire the accounts prior to amortization. We cannot guarantee that we will be successful in restructuring the amortization period or selling the accounts. Should TCS V be required to fund the new charges during amortization, we project these new charges would require approximately $1.7 million of cash over a 16 month period, at which time, we would own 100% of the receivables pool. If we do not fund the new charges on the accounts, the lender would be entitled to retain an alternate provider to service the accounts.

During July 2000, we established Credit Store Services, Inc. ("CSSI"), a wholly owned, unconsolidated qualified special purpose entity and Credit Store Financial, Inc. ("CSFI"), a wholly owned, consolidated special purpose entity. These entities were created to purchase non-performing debt portfolios from us on the same date and terms that we purchase them from third parties at a price equal to our book value, which is the acquisition price of the portfolio. During October 2000, CSSI entered into a $25.0 million credit facility with The Varde Fund IV-A, L.P. ("Varde") to finance a portion of the purchase price of these portfolios. At Varde's direction, on December 1, 2001, CSSI sold its assets to CSFI in exchange for CSFI's assumption of CSSI's liabilities. This assumption included $14.5 million of CSSI's outstanding notes to Varde. At that time, the CSSI facility was extinguished and CSFI entered into a similar credit facility with Varde. CSFI will use this facility to purchase non-performing debt portfolios. Under the facility, Varde finances 95% of the acquisition price of the non-performing consumer debt portfolios and we finance the remaining 5% of the acquisition price. Each loan from Varde to CSFI is evidenced by a note, the principal and interest of which are due twenty-four months after the date of the note. The notes assumed by CSFI retain their original maturity dates. Our subsidiaries pay us all applicable servicing fees in connection with the acquired portfolios. Prior to the December 1, 2001 transaction, we received servicing fees from CSSI of approximately $3.1 million during the first six months of fiscal 2002. In addition, our subsidiaries pay interest on the loans advanced by Varde and by us. Varde earns a fixed interest rate of 15% and may share in cash flows after principal has been repaid and Varde has earned an internal rate of return of 25% (inclusive of monies earned as a result of interest on the loans.) Future borrowings under the facility are subject to Varde's discretion and a number of other conditions. At December 31, 2001, outstanding debt to Varde was $16.8 million, $2.5 million of which is under the new facility, with $22.5 million availability remaining.

We also established a $1.0 million secured working capital line of credit with Varde through our CSFI subsidiary. This line of credit matures on April 15, 2002 and was fully drawn at December 31, 2001.

We continue to explore alternate financing vehicles, including replacing our Coast credit facility, bringing additional equity capital into the Company, and entering into agreements to sell performing accounts to financial institutions. We signed a non-binding letter of intent to sell up to $20 million of performing credit card receivables with six or more consecutive payments to a financial institution and are in discussions with other institutions interested in purchasing receivables from us. We cannot guaranty that these sales will take place, if we will be able to obtain a new credit facility, or if the timing of the sales and the terms of the credit facility will allow us to meet our working capital needs as they arise. However, management believes that cash on hand together with the proceeds of these or other transactions it expects to consummate will be sufficient to fund our operations through the end of the fiscal year.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include our ability to achieve positive cash flow from operations; our ability to obtain additional capital to finance our operations; our ability to sell or securitize performing credit card receivables; and general economic conditions. These and other risk factors are more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2001. We caution you, however, that the risk factors mentioned above and in our Annual Report on Form 10-K may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. Except as required by law, we assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

The retained interest in securitized receivables is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 140. The original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with any adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. On a monthly basis, management reviews the fair value assumptions, which are based on the expected cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require.

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

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on December 17, 2001. At such meeting, the following matters were voted on:

1. The six individuals listed below were elected to the Company's Board of Directors, with each receiving the number of shares set forth opposite his name (shares "for" and "against" represent shares of the Company's Common Stock, all of the shares of the Company's outstanding Series A and Series B Preferred Stock were voted in favor of the following):


                                 For:            Against:        Withheld:
                                 ----            --------        ---------
Barry E. Breeman              25,541,632            --             3,900
J. Richard Budd, III          25,541,632            --             3,900
Peter J. Mansbach             25,541,632            --             3,900
Kevin T. Riordan              25,520,567            --            24,965
Geoffrey A. Thompson          25,541,632            --             3,900
Salvatore J. Zizza            25,541,632            --             3,900



2. The appointment of Grant Thornton LLP as independent public accountants of the Company for the fiscal year ending June 30, 2002 was ratified with 25,542,382 votes cast for the motion, no votes cast against the motion, and 3,150 votes abstaining (shares "for", "against" and "abstaining" represent shares of the Company's Common Stock, all of the shares of the Company's outstanding Series A and Series B Preferred Stock were voted in favor of the motion).

For further information respecting all such matters reference is made to the Company's definitive proxy statement dated October 29, 2001 (File No. 001-16083).

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

                  3.1 Amended and Restated Certificate of Incorporation. (Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form 10 filed February 24, 2000 (File No. 000-28709) and incorporated herein by reference.)

                  3.2 Amended and Restated By-Laws. (Filed with the Securities and Exchange Commission as an exhibit to the issuer's quarterly report on Form 10-Q for the period ended November 30, 2000 (File No. 001-16083) and incorporated herein by reference.)

                  10.10.6 Sixth Amendment to the Strategic Modeling Agreement dated November 12, 2001, between the Company and Business Transactions Express, Inc.

                  10.10.7 Seventh Amendment to the Strategic Modeling Agreement dated December 14, 2001, between the Company and Business Transactions Express, Inc.

                  10.33.1 Second Amendment to the Purchase Agreement between Bank of Hoven and the Company dated November 14, 2001.

(B)  REPORTS ON FORM 8-K

None.

>



                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE CREDIT STORE, INC.


       DATE:     February 19, 2002       By:   /s/ Kevin T. Riordan
       -----     -----------------             --------------------
                                         President and Chief Operating Officer

       DATE:     February 19, 2002       By:   /s/ Michael J. Philippe
       -----     -----------------             -----------------------
                                         Chief Financial Officer