Form 10-K/A
period 2001-06-30
CREDIT STORE INC
filed 2002-03-06
CIK 1101851

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

         For the transition period from to

                        Commission File Number 000-28709
                        --------------------------------

                             THE CREDIT STORE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     87-0296990
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                 Number)


         3401 NORTH LOUISE AVENUE
      SIOUX FALLS, SOUTH DAKOTA 57107                    (800) 240-1855
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K/A.

                                INTRODUCTORY NOTE

This amendment to Form 10-K is being filed to restate the financial statements for the year ended June 30, 2001 to correct an error in the calculation of the fair market value of the Company's retained interests in two securitization transactions. This restatement results in total assets being reduced $4.1 million, unrealized gain from retained interests in securitized credit card receivables which is recorded within other comprehensive income being reduced $2.7 million and income tax benefit being reduced $1.4 million. The restatement does not impact operating loss or cash flows for fiscal 2001.

This amended Annual Report on Form 10-K for the year ended June 30, 2001 includes changes to (i) Selected Financial Data (Item 6); (ii) Management's Discussion and Analysis of the Financial Condition and Results (Item 7); (iii) Financial Statements and Supplementary Data (Item 8), and (iv) Financial Statements and Exhibits (Item 14).

For purposes of this amended Form 10-K, and in accordance with rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company has amended and restated in its entirety each item of the Company's 10-K for the year ended June 30, 2001, which has been affected by the restatement. This amended Form 10-K does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement

ITEM 6.  SELECTED FINANCIAL DATA

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

                                                                FISCAL YEAR                                    FISCAL YEAR
                                                               ENDED MAY 31,                                      ENDED
                                                                                                                 JUNE 30,
                                      ------------------------------------------------      ------------      ------------
                                          1997 **           1998              1999               2000              2001
                                      ------------      ------------      ------------      ------------      ------------
                                                                                                                 Restated
                                                                                                                 --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Income from investment in             $    975,108      $ 12,089,724      $ 28,483,745      $ 30,435,832      $ 38,714,160
receivable portfolios

Securitization income and asset                 --                --        12,114,703        13,266,241         3,304,331
sales

Servicing fees and other income          1,601,228         1,292,596         1,564,356         2,684,554         5,034,187
                                      ------------      ------------      ------------      ------------      ------------

Total revenue                            2,576,336        13,382,320        42,162,804        46,386,627        47,052,678


Provision for losses                     1,494,001         6,483,736         4,607,081         5,680,975         9,305,969
                                      ------------      ------------      ------------      ------------      ------------
Net revenue                              1,082,335         6,898,584        37,555,723        40,705,652        37,746,709

Income (loss) before  income           (14,405,555)      (29,445,031)        1,889,271         2,029,820        (6,925,067)
taxes

Income tax benefit                              --                --         1,986,409         1,402,375           436,544
                                      ------------      ------------      ------------      ------------      ------------

Net income (loss)                      (14,405,555)      (29,445,031)        3,875,680         3,072,195        (6,488,523)

Dividends on preferred stock*               (7,397)         (399,996)       (1,799,999)       (2,000,000)       (2,000,000)
                                      ------------      ------------      ------------      ------------      ------------

Net income (loss)  applicable to
common stockholders
                                      $(14,412,952)     $(29,845,027)     $  2,075,681      $  1,072,195      $ (8,488,523)
                                      ============      ============      ============      ============      ============
Net income (loss) per share,          $      (0.56)     $      (0.90)     $       0.06      $       0.03      $      (0.24)
                                      ============      ============      ============      ============      ============

Net  income  (loss)  per  share,      $      (0.56)     $      (0.90)     $       0.06      $       0.03      $      (0.24)
                                      ============      ============      ============      ============      ============

*  We have not paid dividends on our capital stock during the periods presented.

** Fiscal 1997 represents activity from October 8, 1996 through May 31, 1997.


                                                                AS OF MAY 31,                               AS OF JUNE 30,
                                    -------------------------------------------------------------------      ------------
                                        1997              1998               1999             2000               2001
                                    ------------      ------------       ------------      ------------      ------------
                                                                                                               Restated
                                                                                                               --------
CONSOLIDATED BALANCE SHEET
DATA:

Cash and cash equivalents and
  restricted cash                   $  2,685,581      $  8,205,071       $  4,283,930      $  2,448,879      $  3,103,454

Investments in
  receivable portfolios, net          10,760,362        18,592,485         21,648,100        33,892,290        32,948,042

Total assets                          24,743,871        39,723,418         45,780,956        64,388,192        62,707,657

Notes payable                            428,973         5,902,041          6,086,766        23,609,326        23,186,134

Subordinated notes and
  accrued interest payable-
 related party                        10,446,043        31,807,322         19,246,595        19,139,028        19,970,834

 Total liabilities                    18,118,396        47,366,528         33,692,311        50,013,724        54,941,956

Total stockholders'
  equity (deficit)                     6,625,475        (7,643,112)        12,088,645        14,374,468         7,765,701

Credit card receivables owned
  and managed                         35,709,395        84,830,552         89,149,715        96,128,627       117,142,582

Number of credit card accounts
  owned and managed                       26,803            84,351             94,278            76,732            86,384

Total employees, end
  of period                                  233               292                305               305               288

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

     o transfer the agreed settlement amount to a newly issued unsecured MasterCard(R)or Visa(R)credit card; and

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

We have five subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Credit Alliance, TCS Funding IV, Inc., and TCS Funding V, Inc. All of these subsidiaries are wholly owned by us; however, only Credit Store Capital Corp. and American Credit Alliance, Inc. are consolidated in our financial statements. Credit Store Services, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. are qualifying special purpose entities that are not required to be consolidated. See "Business--Business Operations- Receivables Sales and Securitizations."

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

We monitor impairment of non-performing receivable portfolios based on the current market environment and discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. Provisions for losses are charged to earnings when it is determined that the investment in a non-performing receivable portfolio is greater than the present value of expected future net cash flows. No provision for losses on non-performing receivable portfolios was recorded in the year ended June 30, 2001, or the one-month period ending June 30, 2000.

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

                                                   One Month Ended                       One Month Ended
      Revenues                    Fiscal 1999       June 30, 1999       Fiscal 2000       June 30, 2000       Fiscal 2001
      --------                    -----------        -----------        -----------        -----------        -----------
Income from investment            $28,483,745        $ 2,376,962        $30,435,832        $ 3,312,545        $38,714,160
in receivable portfolios
Securitization income                 263,624             75,548            666,976             44,488          1,777,826
Servicing fees and                  1,564,356            174,052          2,684,554            237,176          5,034,187
other income                      -----------        -----------        -----------        -----------        -----------

     Core Revenue                  30,311,725          2,626,562         33,787,362          3,594,209         45,526,173
                                  -----------        -----------        -----------        -----------        -----------
Gains on Sales                     11,851,079                 --         12,599,265                 --          1,526,505
                                  -----------        -----------        -----------        -----------        -----------
     Total Revenue                 42,162,804          2,626,562         46,386,627          3,594,209         47,052,678
                                  -----------        -----------        -----------        -----------        -----------
Provision for Losses                4,607,081            542,010          5,680,975          1,238,291          9,305,969
                                  -----------        -----------        -----------        -----------        -----------
     Net Revenue                  $37,555,723        $ 2,084,552        $40,705,652        $ 2,355,918        $37,746,709
                                  ===========        ===========        ===========        ===========        ===========

EXPENSES. Total operating expenses for fiscal 2001 were $38.9 million, a 15.5% increase from $33.7 million in fiscal 2000 which was a 6.5% increase from $31.6 million in fiscal 1999. The fiscal 2001 operating expenses include $3.8 million of nonrecurring expenses. These nonrecurring expenses represent estimated costs of settlement of certain contract claims, one of which is currently in litigation. Also, the nonrecurring expenses consist of a reserve of $1.3 million for notes receivable from an unrelated party, and a reserve of $0.5 million for a note receivable from a former executive. Excluding these nonrecurring expenses, operating expenses in fiscal 2001 would have been $35.1 million, a 4.3% increase from fiscal 2000. Operating expenses net of nonrecurring expenses were 77.2%, 99.7%, and 104.4% of core revenues in fiscal 2001, 2000, and 1999, respectively. This continued decrease in operating expenses net of nonrecurring expenses as a percent of core revenues reflects our ability to increase the number of accounts owned and managed while maintaining a relatively constant expense base. We experienced a 7.9% and a 21.9% increase in the aggregate balance of credit card receivables we owned and managed from $89.1 million as of May 31, 1999 to $96.1 million as of May 31, 2000 to $117.1 million as of June 30, 2001. Total operating expenses increased 8.9% to $3.3 million for the one month ended June 2000 from $3.0 million for one month ended June 1999 but decreased as a percentage of core revenues from 114% to 91% which reflects our ability to increase revenues faster than our growth in expenses.

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

              Expenses                                       One Month Ended                     One Month Ended
                                                                 June 30,                              June 30,
                                           Fiscal 1999             1999          Fiscal 2000             2000       Fiscal 2001
                                           -----------          ----------       -----------          ----------    -----------
Salaries and employee benefits             $12,484,582          $1,057,276       $13,502,074          $1,130,262    $14,334,712
Professional fees                            2,701,016             198,304         2,604,992             353,592      3,048,027
Depreciation and amortization                2,614,216             228,229         2,494,489             166,133      1,990,390
Third-party credit card services             4,468,992             390,323         3,972,785             338,482      3,850,903
Marketing and customer                       2,683,270             150,596         3,391,962             375,528      5,016,901
communications
Occupancy and equipment rental               1,614,513              63,258         1,727,884             143,982      2,032,742
Royalty expense                              1,541,944              37,363         1,733,412             211,069      1,067,363
Financing fees                                 211,864             475,899         1,092,286             277,661      1,231,161
Other                                        3,316,564             328,572         3,173,999             261,259      2,567,078
Non recurring events                                --                  --                --                  --      3,787,061
                                           -----------          ----------       -----------          ----------    -----------
     Total expenses                        $31,636,961          $2,993,015       $33,693,883          $3,257,968    $38,926,338

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

                                            One Month Ended                              One Month Ended
                           Fiscal 1999       June 30, 1999            Fiscal 2000         June 30, 2000        Fiscal 2001
                           -----------       -------------            -----------         -------------        -----------
Interest Expense            $4,029,491          $286,723               $4,981,949            $476,023           $5,745,438


INCOME TAX BENEFIT. We recognized a tax benefit of $0.4 million in fiscal 2001, $1.0 million in fiscal 2000, and $2.0 million in fiscal 1999. The tax benefit in each year represents the recognition of a tax benefit that offsets the tax expense recorded in other comprehensive income. Fiscal 2000 and 1999 also included a $2.0 million and $0.7 million reduction of a valuation allowance related to net operating loss carryforwards. We have recorded a valuation allowance of $12.7 million at June 30, 2001. We continue to review the adequacy of our valuation allowance and have determined that based on historical results and forecasted future earnings it was more likely than not that a portion of our net operating loss carryforward would be utilized. We will continue to evaluate the remaining valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that additional future tax benefits will be realized.

                                            One Month Ended                              One Month Ended
                           Fiscal 1999       June 30, 1999            Fiscal 2000         June 30, 2000        Fiscal 2001
                           -----------       -------------            -----------         -------------        -----------
Income tax benefit          $1,986,409          $     --               $1,042,375          $   63,456           $  436,544


NET INCOME (LOSS). Net income was $3.9 million in fiscal 1999 and $3.1 million in fiscal 2000 compared to a net loss of $6.5 million in fiscal 2001. Included in net income for fiscal 2000 and 1999 are $2.0 million and $0.7 million of tax benefits recognized as a result of the reduction of a portion of our valuation allowance account. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders. After the effect of preferred dividends of $2.0 million in fiscal 2001 and 2000 and $1.8 million in 1999, the net income (loss) applicable to common shareholders was $2.1 million, or $0.06 per basic and diluted common share, in fiscal 1999; and $1.1 million, or $.03 per basic and diluted common share, in fiscal 2000; compared to a net loss applicable to common stockholders of $(8.5) million, or $(0.24) per basic and diluted common share in fiscal 2001. Net loss for the one month ended June 30, 2000 was $(1.5) million compared to $(1.4) million for the one month ended June 30, 1999.

                                            One Month Ended                              One Month Ended
                           Fiscal 1999       June 30, 1999            Fiscal 2000         June 30, 2000        Fiscal 2001
                           -----------       -------------            -----------         -------------        -----------
Net income (loss)           $3,875,680       $(1,195,186)              $3,072,195         $(1,314,617)         $(6,488,523)
  Dividends on
   preferred stock          (1,799,999)         (166,667)              (2,000,000)           (166,667)          (2,000,000)
Net income (loss),
  applicable to
   common shareholders      $2,075,681       $(1,361,853)              $1,072,195           $(1,481,284)       $(8,488,523)

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

                                     Vintage Basis Analysis of Non-Performing Debt Acquired

                                                                                           Unconverted
                                       Unconverted                                         Receivables   Unconverted
                                       Receivables    Total      Unconverted      Net        Settled     Receivables
                          Purchased      Acquired  Unconverted   Receivables   Unconverted   through     Resold into    Remaining
                         Unconverted     through   Receivables    Returned     Receivables  Credit Card   Secondary     Uncoverted
Fiscal Year Ended        Receivables      CFC's      Acquired     to Seller*     Acquired     or Cash       Market      Receivables
                        -------------  ----------- -------------  -----------  -------------  ----------   ----------  -------------
CDS - June 30, 2001     $ 358,429,591 $419,567,849 $ 777,997,440 $382,547,335  $ 395,450,105 $35,152,390 $ 14,805,403  $ 345,492,312
CSSI - June 30, 2001      785,269,895            0   785,269,895   16,124,794    769,145,101  32,077,040            0    737,068,061
                        -------------  ----------- -------------  -----------  -------------  ----------   ----------  -------------
Total - June 30, 2001   1,143,699,486  419,567,849 1,563,267,335  398,672,129  1,164,595,206  67,229,430   14,805,403  1,082,560,373

 May 31, 2000           1,490,243,243  328,797,101 1,819,040,344  390,226,996  1,428,813,348  73,987,019  291,562,195  1,063,264,134
 May 31, 1999             956,043,213            0   956,043,213   21,047,575    934,995,638  60,493,888  685,813,875    188,687,875
 May 31, 1998             899,367,399            0   899,367,399   25,551,327    873,816,072 130,866,306  513,411,743    229,538,023

     *Returned to seller includes non-qualifying accounts and accounts returned at termination of CFC contracts.

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

                              Vintage Basis Analysis of Settled Balances Transferred to Credit Cards

                                                                   New Charges,
                               Amounts      Closed                   Interest    Payments                Credit Card
                            Transferred to  Credit         Net       and Fees   Received on Credit Card  Receivables   Remaining
                             Credit Card     Card        Amounts     on Credit  Credit Card  Reivables     Sold or    Credit Card
Fiscal Year Ended              Accounts*   Accounts**  Transferred      Cards   Receivables Charged Off  Securitized  Receivables
------------------            ----------- -----------  -----------   ----------  ----------   ----------    ---------  -----------
CDS - June 30, 2001           $33,757,100 $11,127,818  $22,629,282   $5,679,093  $5,693,975   $4,359,604    $ 786,186  $18,254,796

CSSI - June 30, 2001           28,861,770   3,921,500   24,940,270    1,901,310   2,400,843      236,904            -   24,203,833
                              ----------- -----------  -----------   ----------  ----------   ----------    ---------  -----------
Total - June 30, 2001          62,618,870  15,049,318   47,569,552    7,580,403   8,094,818    4,596,508      786,186   42,458,629


 May 31, 2000                  69,110,157  20,491,610   48,618,547   23,071,495  23,711,465   17,903,287    3,714,433   29,822,904

 May 31, 1999                  50,256,711  11,313,794   38,942,917   28,439,186  30,619,128   19,207,402   11,569,953    8,969,207

May 31, 1998                   85,093,935  14,624,423   70,469,512   44,854,159  46,908,823   45,523,830   19,789,327    5,477,817

     * Amounts represent balances agreed to by customer and transferred to new credit card, and includes original debt plus imputed interest from original default date net of agreed discount.
     ** Accounts on which the first required payment was never made and accounts closed at the request of customers before any significant activity occurred.


                            Vintage Basis Analysis of
              Receivables Compared to Balance Sheet Amount Recorded


                                   Unconverted       Credit Card   Balance Sheet
                                   Receivables       Receivables       Amount
                                  -------------       ----------     ----------
Fiscal Year Ended
CDS - June 30, 2001                $345,492,312     $ 18,254,796    $ 5,711,185
CSSI - June 30, 2001                737,068,061       24,203,833     11,025,842*

Total - June 30, 2001             1,082,560,373       42,458,629     16,737,026
                                  -------------       ----------     ----------

May 31, 2000                      1,063,264,134       29,822,904     14,745,511
May 31, 1999                        188,687,875        8,969,207      5,436,477
May 31, 1998                        229,538,023        5,477,817      4,158,254

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

        Vintage Basis Analysis of Unconverted Receivables Settled for Cash

                                    Original
                                   Unconverted                          Cash
                                   Receivables       Cash            Collection
                                    Acquired      Collected          Percentage
                                   ----------     -----------        ----------
Fiscal Year Ended
CDS - June 30, 2001                $2,206,614     $ 1,062,863           48.2%
CSSI -June 30, 2001                 3,527,630       1,014,435           28.8%
                                   ----------     -----------           ----
Total  -June 30, 2001               5,734,244       2,077,298           36.2%

May 31, 2000                        7,167,545       3,870,063           54.0%
May 31, 1999                        4,460,116       3,666,440           82.2%
May 31, 1998                       10,813,555       6,208,659           57.4%

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

                                  Delinquencies as a Percentage of Owned and Managed Credit Card Receivables
                                                          For the Three Months Ended
                 May 31,      Aug. 31,     Nov. 30,     Feb. 29,     May 31,    Sept. 30,     Dec. 31,     Mar. 31,      June 30,
                  1999         1999         1999         2000         2000         2000         2000         2001          2001
               -----------  -----------  -----------  -----------  -----------  -----------  ------------ ------------  ------------
Owned
Receivables
Amount         $58,925,411  $63,532,090  $63,899,508  $72,059,180  $72,130,353  $82,932,303  $ 80,674,251 $ 72,775,407  $ 54,936,629

Managed
Receivables
Amount         $27,616,423  $22,716,512  $21,906,243  $20,890,662  $18,252,815  $16,919,113  $ 19,401,550 $ 31,671,150  $ 49,843,613

Total
Receivables
Amount         $86,541,834  $86,248,602  $85,805,751  $92,949,842  $90,383,168  $99,851,416  $100,075,801 $104,446,557  $104,780,242
               -----------  -----------  -----------  -----------  -----------  -----------  ------------ ------------  ------------

                                                         (percent to total)
Loans
Delinquent:
30 to 59 days        10.9%        9.6%          9.3%         8.2%         9.6%        11.6%         13.5%        10.1%         11.4%
60 to 89 days         5.0%        5.5%          4.4%         3.6%         4.7%         6.6%          6.0%         4.6%          6.3%
90 to 119 days        3.3%        4.0%          3.4%         3.0%         3.2%         4.7%          4.8%         4.2%          5.0%

Total 60 to
119 days              8.2%        9.4%          7.9%         6.6%         7.9%        11.2%         10.9%         8.8%         11.3%

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


   Charge Offs and Provision for Losses on Average Investment in Receivable Portfolios Recorded on Balance Sheet

                                                                  As of May 31                    As of June 30
                                                                  ------------                    -------------
                                                      1998            1999           2000             2001
                                                      ----            ----           ----             ----
Average Investment in Receivable Portfolios        $10,043,983    $19,906,367     $34,476,497     $  46,466,649
Charge-offs*                                       $ 4,721,858     $5,448,783     $ 6,051,670     $   9,042,996
Charge-offs  as a percentage  of average  credit      47.0%          27.4%           17.6%                19.5%
card receivables on balance sheet
Provision for credit card losses                   $ 6,483,737    $ 4,607,081     $ 5,680,975     $   9,305,969
Provision as a percentage of charge-offs             137.3%          84.6%           93.9%               102.9%

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

Until December 1, 2001, after new charges are funded and fees and interest are paid, excess cash collections can be used by the qualified special purpose entity to purchase additional accounts from us or pay down the senior beneficial interest. During fiscal 2001, TCS Funding IV, Inc. used approximately $2.4 million of its excess cash collections to purchase credit card receivables aggregating $3.6 million in principal balance from us. We recognized a pre-tax gain of approximately $0.4 million on the sale of these receivables and had a retained interest of approximately $4.3 million at June 30, 2001.

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

During fiscal 2001, we established a new wholly-owned qualified special purpose entity, TCS Funding V, Inc. for the purpose of purchasing performing credit card receivables from us. TCS Funding V, Inc. entered into a $4.0 million credit facility with Miller & Schroeder Investments Corporation to finance the purchase of credit card receivables. The initial $4.86 million sale of credit card receivables to TCS Funding V, Inc. included receivables with a principal balance of approximately $5.7 million. We recorded $0.86 million as a retained interest. We recorded $46,380 in servicing fees from TCS Funding V for the fiscal year ended June 30, 2001 and had a retained interest of $1.3 million at June 30, 2001.

The TCS Funding V, Inc. credit facility advanced 70% of the principal credit card receivables balance, of which 5% was deposited into a reserve account. The terms of the credit facility require that all credit card receivables purchased by TCS V must be current with a minimum of eight payments made on each account and must meet other specified eligibility requirements.

Until May 1, 2002, after new charges are funded and fees and interest are paid, excess cash collections are required to be used by TCS Funding V to repay the lender's beneficial interest. After May 1, 2002, all cash collections relating to the senior debt interest in the receivables are required to be used to repay principal, after payment-related servicing fees and interest are paid, and all new charges on the sold accounts are required to be purchased by us in exchange for a residual interest until such time as the senior debt interest is paid down. Accordingly, if we do not refinance the receivables, extend the revolving period, or sell the receivables in a portfolio sale, our funding requirements for new receivables will increase. While the senior debt interest is in place, there are restrictions on our ability to pay dividends and to pay interest on or the principal of the notes held by our controlling stockholder.

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

During June, 2001, we also sold a portfolio of credit card receivables for approximately $2.7 million to an unrelated financial institution without recourse.

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

We can give no assurance that amounts available under our credit facility, portfolio sales, securitizations, cash flow from future operations and cash on hand will be sufficient to cover our portfolio acquisitions and our continuing operations. If we were to consummate any strategic transactions or undertake any other projects requiring significant capital resources, we would be required to seek additional financing. If circumstances were to require us to incur additional indebtedness, we can give no assurance that its terms would be favorable to us.

INFLATION

We believe that inflation has not had a material impact on our results of operations during the past three fiscal years.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the report thereon of Grant Thornton LLP, independent certified public accountants, dated August 22, 2001, except for Note G, as to which date is September 28, 2001, and Note B, as to which the date is February 14, 2002, are filed as part of this amended Form 10-K. See Item 14.

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

(a)       Index to Consolidated Financial Statements (restated)

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

          Consolidated Statements of Operations                             F-4

          Consolidated Statements of Stockholders' Equity                   F-5

          Consolidated Statements of Cash Flows                             F-7

          Notes to Consolidated Financial Statements                        F-9


(b)       Index to Exhibits

             EXHIBIT
             NUMBER                      DESCRIPTION OF DOCUMENT
             ------                      -----------------------
                3.1 (1)      Amended and Restated Certificate of Incorporation

                3.2 (4)      Amended and Restated By-Laws

                4.1 (1)      Specimen certificate representing shares of Common Stock

                4.2 (6)      Agreement, dated May 4, 2001, between the Company and J.L.B. of Nevada, Inc.

                4.3 (6)      Agreement, dated May 4, 2001, between the Company and J.L.B. of Nevada, Inc.

               10.1 (1)      Amended and Restated Lease  Agreement dated December 12, 1996 between Service One
                             International Corporation and Donald A. Dunham, Jr.

               10.2 (1)      Amendment  No. One to the Amended and  Restated  Lease  Agreement  dated June 11,
                             1997 between Service One International Corporation and Donald A. Dunham, Jr.

               10.3 (1)      Amendment  No. Two to the Amended and  Restated  Lease  Agreement  dated July 31,
                             1997 between Service One International Corporation and Donald A. Dunham, Jr.

               10.4 (1)      Lease  Agreement  dated  February  28, 1997  between  Service  One  International
                             Corporation and Eagle Properties, L.L.C.

               10.5 (1)      Addendum  to  Lease  Agreement  dated  November  18,  1997  between  Service  One
                             International Corporation and Eagle Properties, L.L.C.

               10.6 (1)      Mutual  Business  Development  Agreement  dated as of October  8,  1996,  between
                             Service One International Corporation and the O. Pappalimberis Trust

               10.7 (1)      Amendment  dated as of  December  16,  1997 to the  Mutual  Business  Development
                             Agreement  dated as of October 8, 1996,  such  amendment  among O.  Pappalimberis
                             Trust, Taxter One LLC, Service One International  Corporation,  Eikos Management,
                             LLC and Thesseus International Asset Fund


               10.8 (1)      Amendment dated September 1, 1998 to the Mutual  Business  Development  Agreement
                             dated  as of  October  8,  1996,  as  amended,  between  the  Company  and  Eikos
                             Management LLC

               10.9 (1)      Mutual  Business  Development  Agreement  dated as of October  8,  1996,  between
                             Service One International Corporation and Renaissance Trust I

               10.10 (1)     Strategic  Modeling  Agreement  dated  March 18,  1999,  between  the Company and
                             Business Transactions Express, Inc.

               10.10.1 (7)   Amendment to the Strategic  Modeling  Agreement dated March 16, 2001, between the
                             Company and Business Transactions Express, Inc.

               10.10.2 (7)   Second Amendment to the Strategic Modeling Agreement dated May 29, 2001, between the Company and Business Transactions Express, Inc.

               10.10.3 (7)   Third Amendment to the Strategic Modeling Agreement dated August 16, 2001, between the Company and Business Transactions Express, Inc.

               10.10.4 (7)   Fourth Amendment to the Strategic Modeling Agreement dated September 13, 2001, between the Company and Business Transactions Express, Inc.

               10.10.5 (7)   Fifth  Amendment to the  Strategic  Modeling  Agreement  dated  October 12, 2001, between the Company and Business Transactions Express, Inc.

               10.11 (1)     Warrant to purchase Common Stock of the Company issued to J.L.B. of Nevada,  Inc.
                             on June 22, 1999

               10.12 (1)     Loan and Security Agreement,  dated as of April 30, 1998, between the Company and
                             Coast Business Credit, a division of Southern Pacific Bank

               10.13 (1)     First Amendment to Loan and Security  Agreement,  dated as of September 30, 1998, between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank

               10.14 (1)     Second  Amendment to Loan and Security  Agreement,  dated as of December 1, 1998, between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank

               10.15 (1)     Amendment Number Two to Loan and Security Agreement, dated as of April 27, 1999, between the Company and Coast Business Credit, a division of
                             Southern Pacific Bank

               10.16 (1)     Fourth  Amendment  to Loan and  Security  Agreement,  dated  as of May 27,  1999, between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank

               10.17 (1)     Amendment Number Five to Loan and Security Agreement,  dated as of June 25, 1999, between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank

               10.18.1 (1)   Amendment Number Six to Loan and Security  Agreement Dated as of December 6, 1999
                             between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank

               10.18.2 (6)   Seventh Amendment to Loan and Security Agreement, dated as of May 31, 2000, between the Company and Coast Business Credit, a division of
                             Southern Pacific Bank


               10.18.3 (6)   Eighth Amendment to Loan and Security Agreement, dated as of October 31, 2000, between the Company and Coast Business Credit, a division
                             of Southern Pacific Bank

               10.18.4 (4)   Amendment Number Nine to Loan and Security Agreement, dated as of April 16, 2001, between the Company and Coast Business Credit, a division of
                             Southern Pacific Bank

               10.18.5 (6)   Tenth Amendment to Loan and Security Agreement dated as of May 1, 2001 between the Company and Coast Business Credit, a division of Southern
                             Pacific Bank

               10.18.6 (7)   Eleventh Amendment to Loan and Security Agreement dated as of September 28, 2001, between the Company and Coast Business Credit, a division of Southern
                             Pacific Bank

               10.19 (1)     Security  Agreement dated as of August 1, 1997,  between J.L.B. of Nevada,  Inc.,
                             Credit Store Mortgage,  Inc., New Beginnings Corp.,  Consumer Debt  Acquisitions,
                             Inc.,  Sleepy Hollow  Associates,  Inc.,  Service One Holdings Inc.,  Service One
                             International   Corporation,   American  Credit  Alliance,   Inc.,   Service  One
                             Receivables  Acquisition   Corporation,   the  Company,  Service  One  Commercial
                             Corporation and Soiland Company

               10.20 (1)     First  Amendment  to Security  Agreement,  dated as of October  23, 1997  between
                             J.L.B.  of Nevada,  Inc.,  the  Company  and Credit  Store  Mortgage,  Inc.,  New
                             Beginnings Corp.,  Consumer Debt  Acquisitions,  Inc., Sleepy Hollow  Associates,
                             Inc., Service One Holdings, Inc., Service One International Corporation,  Service
                             One  Receivables  Acquisition  Corporation,  the Company,  Service One Commercial
                             Corporation and Soiland Company

               10.21 (1)     Second  Amendment  to Security  Agreement,  dated as of November 21, 1997 between
                             J.L.B. of Nevada, Inc., the Company, Sleepy Hollow Associates,  Inc., Service One
                             International  Corporation,  American  Credit  Alliance,  Inc.  and  Service  One
                             Receivables Acquisition Corporation

               10.22 (1)     Credit  Agreement  dated as of October 15, 1999 among Credit Store Capital Corp., the  Company,  the  Lenders  Signatory  thereto  from time to time,  and  General
                             Electric Capital Corporation

               10.23 (2)     Amended 1997 Stock Option Plan of the Company

               10.24 (1)     Employment Agreement dated March 27, 1997, between the Company and Martin Burke

               10.25 (1)     Letter from Martin Burke dated March 27, 1997,  regarding  credit card  repayment terms

               10.26 (1)     Employment Agreement dated April 1, 1997, between the Company and Kevin Riordan

               10.27 (1)     Employment  Agreement  dated June 17,  1997,  between  the  Company  and  Michael
                             Philippe

               10.28 (1)     Amendment to Employment  Agreement between the Company and Michael Philippe dated
                             December 15, 1999

               10.29 (1)     Employment Agreement dated August 1, 1997, between the Company and Richard Angel

               10.30 (1)     Amendment to  Employment  Agreement  between the Company and Richard  Angel dated
                             December 15, 1999


               10.31 (1)     Employment  Agreement  dated  October 15,  1997,  between the Company and Cynthia
                             Hassoun

               10.32 (1)     Bankcard  Marketing  Agreement  between  the  Company  and  Bank of  Hoven  dated
                             February 9, 1999

               10.33 (1)     Purchase Agreement between Bank of Hoven and the Company dated February 9, 1999

               10.34 (1)     Bankcard  Marketing  Agreement between Service One International  Corporation and
                             First National Bank in Brookings dated October 2, 1997

               10.35 (1)     Purchase  Agreement  between  First  National  Bank in Brookings  and Service One
                             International  Corporation doing business as TCS Services,  Inc. dated October 2,
                             1997

               10.35.1 (7)   Second  Amendment  to the  Purchase  Agreement  between  First  National  Bank in
                             Brookings and The Credit Store, Inc., dated September 21, 2001

               10.36 (1)     Amendment to Purchase  Agreement  by First  National  Bank in  Brookings  and the
                             Company dated August 31, 1998

               10.37 (1)     Letter Agreement Regarding Bankcard Marketing Agreement and Purchasing  Agreement
                             between the Company and First National Bank in Brookings dated August 17, 1999

               10.38 (1)     Agreement  Regarding  Transfer of Accounts between the Company and First National
                             Bank in Brookings dated December 14, 1998

               10.39 (1)     Subordinated  Grid  Promissory  Note of the Company in favor of J.L.B. of Nevada,
                             Inc. dated August 1, 1997 in the amount of $20,000,000

               10.40 (1)     Subordinated  Grid  Promissory  Note of the Company in favor of J.L.B. of Nevada,
                             Inc. dated October 23, 1997 in the amount of $5,000,000

               10.41 (1)     Subordinated  Grid  Promissory  Note of the Company in favor of J.L.B. of Nevada,
                             Inc. dated November 21, 1997 in the amount of $5,000,000

               10.42 (4)     Receivables  Purchase  Agreement,  dated as of May 31,  2000,  by and between The
                             Credit Store, Inc. and TCS Funding IV, Inc.

              10.43.1 (4)    Master Credit and Security Agreement,  dated as of May 31, 2000, by and among TCS
                             Funding IV, Inc.,  The Credit  Store,  Inc.,  and Miller & Schroeder  Investments
                             Corporation.

             10.43.2 (6)     Credit and Security Agreement,  dated as of May 1, 2001, by and among TCS Funding
                             V, Inc., The Credit Store, Inc., and Miller & Schroeder Investments Corporation.

             10.43.3 (6)     Receivables  Purchase  Agreement  dated May 1, 2001,  by and  between  The Credit
                             Store, Inc. and TCS Funding V, Inc.


               10.44 (4)     Account  Purchase  Agreement,  dated as of  October  31,  2000,  by and among The
                             Credit Store, Inc. and Credit Services, Inc.

               10.45 (4)     Converted  Accounts/Receivables Sale Agreement,  dated as of October 31, 2000, by and among Credit Store Services, Inc. and The Credit Store, Inc.

               10.46 (4)     Master Loan and Servicing Agreement,  dated October 31, 2000, by and among Credit
                             Store Services, Inc., The Credit Store, Inc., and The Varde Fund IV-A.

               10.47 (4)     Repurchase  Agreement,  dated November 22, 2000, by and between Bank of Hoven and
                             The Credit Store, Inc.

               10.47.1 (6)   Amendment dated February 27, 2001 to the Repurchase Agreement dated November 22, 2000, by and between Bank of Hoven and The Credit Store,
                             Inc.

               10.47.2 (6)   Amendment dated May 31, 2001 to the Repurchase Agreement dated November 22, 2000, by and between Bank of Hoven and The Credit Store, Inc.

               10.48 (5)     Separation  Agreement  and  Release by and  between The Credit  Store,  Inc.  and
                             Martin Burke dated December 11, 2000.

               10.49 (5)     Secured  Promissory Note of American Credit Alliance,  Inc. in favor of J.L.B. of
                             Nevada, Inc. dated August 16, 1996 in the amount of $880,000.

               10.50 (6)     Amendment to Subordinated Grid Promissory  Notes,  dated May 4, 2001, made by The
                             Credit  Store,  Inc.,  to the  order of J.L.B.  Nevada,  Inc.  in the  respective original  principal  amounts of  $20,000,000,  $5,000,000  and  $5,000,000  dated respectively  August 1, 1997,  October 23, 1997 and November 21, 1997 and Secured
                             Promissory  Note made by American Credit  Alliance,  Inc., to the order of J.L.B.
                             of Nevada,  Inc. in the original  principal  amount of $880,000  dated August 16,
                             1996.

                  23.1       Consent of Grant Thornton LLP

------------

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

(7) Filed with the Securities and Exchange Commission as an exhibit on Form 10-K for the year ended June 30, 2001 (File No. 001-16083) and incorporated herein by reference.

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

                                               THE CREDIT STORE, INC.
Dated:  March 5, 2002
                                               By  /s/ Kevin T. Riordan
                                                   -------------------------
                                                       Kevin T. Riordan
                                                       President

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

As discussed in Note B, the accompanying consolidated financial statement for the year ended June 30, 2001, have been restated. As discussed in Note C to the financial statements, the Company changed its method of revenue recognition related to investment in receivable portfolios as of June 1, 2000.



/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
August 22, 2001 (except for Note G, as
   to which the date is September 28, 2001,
   and Note B as to which the date is
   February 14, 2002)

                             The Credit Store, Inc.

                           CONSOLIDATED BALANCE SHEETS

                         June 30, 2001 and May 31, 2000

                                                                            June 30,             May 31,
                ASSETS                                                        2001                2000
                                                                          ------------        ------------
                                                                            Restated
                                                                            --------
Cash and cash equivalents                                                 $  1,853,454        $  1,423,248
Restricted cash                                                              1,250,000           1,025,631
Accounts and notes receivable, net                                           5,392,845           2,765,882
Prepaid expenses                                                             1,073,283           1,341,516
Amounts due from special purpose entities                                      617,737           9,332,890
Investments in receivable portfolios, net                                   32,948,042          33,892,290
Investment in unconsolidated affiliate                                       1,000,750           1,279,888
Retained interest in securitized credit card receivables                     7,249,204           2,142,846
Property and equipment, net                                                  5,512,853           4,790,060
Goodwill, net                                                                2,123,558           2,347,999
Deferred tax asset                                                           2,700,000           2,700,000
Other assets                                                                   985,931           1,345,942
                                                                          ------------        ------------

                                                                          $ 62,707,657        $ 64,388,192
                                                                          ============        ============

                LIABILITIES AND STOCKHOLDERS'
                   EQUITY

LIABILITIES
   Accounts payable and accrued expenses                                  $  7,537,895        $  4,499,142
   Notes payable                                                            23,186,134          23,609,326
   Capitalized lease obligations                                             4,247,093           2,766,228
   Subordinated notes and accrued interest payable -
      related party                                                         19,970,834          19,139,028
                                                                          ------------        ------------

                Total liabilities                                           54,941,956          50,013,724
                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                       --                  --
                                                                          ------------        ------------

STOCKHOLDERS' EQUITY
   Series A, B, C, D and E Preferred Stock                                  27,000,000          27,000,000
   Common stock, $.001 par value; 65,000,000 shares
      authorized at June 30, 2001 and May 31, 2000;
      34,851,465 shares issued and outstanding at
      June 30, 2001 and 34,761,965 shares issued and
      outstanding at May 31, 2001                                               34,851              34,762
   Additional paid-in capital                                               23,972,421          23,743,260
   Unrealized gain from retained interest in securitized
      credit card receivables, net of tax                                    1,603,350             638,227
   Accumulated deficit                                                     (44,844,921)        (37,041,781)
                                                                          ------------        ------------

                Total stockholders' equity                                   7,765,701          14,374,468
                                                                          ------------        ------------

                Total liabilities and stockholders' equity                $ 62,707,657        $ 64,388,192
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

                             The Credit Store, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the years ended June 30, 2001, May 31, 2000 and 1999
                     and the one-month ended June 30, 2000

                                                                  Year ended      One-month ended         Year ended May 31
                                                                   June 30,          June 30,        ------------------------------
                                                                     2001              2000              2000              1999
                                                                 ------------      ------------      ------------      ------------
                                                                   Restated
                                                                   --------
Revenue
   Income from investment in receivable portfolios               $ 38,714,160      $  3,312,545      $ 30,435,832      $ 28,483,745
   Securitization income and asset sales                            3,304,331            44,488        13,266,241        12,114,703
   Servicing fees and other income                                  5,034,187           237,176         2,684,554         1,564,356
                                                                 ------------      ------------      ------------      ------------
                Total revenue                                      47,052,678         3,594,209        46,386,627        42,162,804
   Provision for losses                                             9,305,969         1,238,291         5,680,975         4,607,081
                                                                 ------------      ------------      ------------      ------------
                Net revenue                                        37,746,709         2,355,918        40,705,652        37,555,723
Expenses
   Salaries and employee benefits                                  14,334,712         1,130,262        13,502,074        12,484,582
   Professional fees                                                3,048,027           353,592         2,604,992         2,701,016
   Third-party services                                             3,850,903           338,482         3,972,785         4,468,992
   Depreciation and amortization                                    1,990,390           166,133         2,494,489         2,614,216
   Marketing and customer communications                            5,016,901           375,528         3,391,962         2,683,270
   Occupancy and equipment expense                                  2,032,742           143,982         1,727,884         1,614,513
   Royalty expense                                                  1,067,363           211,069         1,733,412         1,541,944
   Financing fees                                                   1,231,161           277,661         1,092,286           211,864
   Nonrecurring events
     Provision for contract settlement -
       related party                                                2,000,000                --                --                --
     Provision for losses                                           1,250,000                --                --                --
     Provision for losses - related party                             537,061                --                --                --
   Other                                                            2,567,078           261,259         3,173,999         3,316,564
                                                                 ------------      ------------      ------------      ------------
                Total expenses                                     38,926,338         3,257,968        33,693,883        31,636,961
                                                                 ------------      ------------      ------------      ------------

                Operating income (loss)                            (1,179,629)         (902,050)        7,011,769         5,918,762

Interest expense                                                    3,655,415           304,241         2,867,999         1,590,219
Interest expense - related party                                    2,090,023           171,782         2,113,950         2,439,272
                                                                 ------------      ------------      ------------      ------------

                Income (loss) before income taxes                  (6,925,067)       (1,378,073)        2,029,820         1,889,271

Income tax benefit                                                    436,544            63,456         1,042,375         1,986,409
                                                                 ------------      ------------      ------------      ------------
                Net income (loss)                                  (6,488,523)       (1,314,617)        3,072,195         3,875,680
Dividends on preferred stock                                       (2,000,000)         (166,667)       (2,000,000)       (1,799,999)
                                                                 ------------      ------------      ------------      ------------
Net income (loss), applicable to common stockholders
                                                                 $ (8,488,523)     $ (1,481,284)     $  1,072,195      $  2,075,681
                                                                 ============      ============      ============      ============
Net income (loss) per share - basic and diluted                  $      (0.24)     $      (0.04)     $       0.03      $       0.06

Weighted-average common shares outstanding
   Basic                                                           34,799,135        34,761,965        34,761,965        34,761,965
                                                                 ============      ============      ============      ============
   Diluted                                                         34,799,135        34,761,965        36,924,208        35,091,550
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

                          The Credit Store, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the years ended June 30, 2001, May 31, 2000 and 1999
                      and the one-month ended June 30, 2000

                                                        Common Stock
                                                   ------------------------    Series A       Series B      Series C       Series D
                                                     Shares        Amount      Preferred      Preferred     Preferred     Preferred
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1998                             34,761,965   $    34,762   $ 1,200,000   $   800,000   $ 5,000,000   $10,000,000
Net income                                                  --            --            --            --            --            --
   Unrealized gain and accretion  on
     retained interest in
     securitization, net of tax                             --            --            --            --            --            --
         Comprehensive income                               --            --            --            --            --            --
   Issuance of Series E  Preferred Stock
     in exchange for $10 million
     subordinated note                                      --            --            --            --            --            --
   Issuance of warrants in lieu of
     payment  of accrued interest on
     subordinated debt                                      --            --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1999                             34,761,965        34,762     1,200,000       800,000     5,000,000    10,000,000
   Net income                                               --            --            --            --            --            --
   Unrealized gain and  accretion  on
     retained  interest in
     securitization, net of tax                             --            --            --            --            --            --
   Sale of retained interest in
     securitized receivables, net of tax                    --            --            --            --            --            --
         Comprehensive income                               --            --            --            --            --            --
   Issuance of warrants and stock
     options in lieu of payment for
     services and assets                                    --            --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 2000                             34,761,965        34,762     1,200,000       800,000     5,000,000    10,000,000
   Net loss                                                 --            --            --            --            --            --
   Unrealized (loss) and accretion  on
     retained interest in
     securitization, net of tax                             --            --            --            --            --            --
         Comprehensive income                               --            --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 30, 2000                            34,761,965        34,762     1,200,000       800,000     5,000,000    10,000,000
   Net loss                                                 --            --            --            --            --            --
   Unrealized gain and accretion on
     retained interest in
     securitization, net of tax                             --            --            --            --            --            --
         Comprehensive loss                                 --            --            --            --            --            --
   Stock options exercised                              89,500            89            --            --            --            --
   Issuance of stock options in lieu of
     payment for services                                   --            --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 30, 2001 (restated)                 34,851,465   $    34,851   $ 1,200,000   $   800,000   $ 5,000,000   $10,000,000
                                                   ===========   ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

            For the years ended June 30, 2001, May 31, 2000 and 1999
                      and the one-month ended June 30, 2000

                                                                        Additional                      Other            Total
                                                          Series E        paid-in      Accumulated   comprehensive    stockholders'
                                                          Preferred       capital        deficit         income           equity
                                                         ------------   ------------   ------------    ------------    ------------
Balance at May 31, 1998                                  $         --   $ 19,311,782   $(43,989,656)   $         --    $ (7,643,112)
                                                         ------------   ------------   ------------    ------------    ------------
   Net income                                                      --             --      3,875,680              --       3,875,680
   Unrealized gain and accretion on
     retained interest in securitization,                          --             --             --       2,497,148       2,497,148
                                                                                                                       ------------
     net of tax
         Comprehensive income                                      --             --             --              --       6,372,828
   Issuance of Series E  Preferred  Stock in
     exchange  for $10 million  subordinated
     note                                                  10,000,000             --             --              --      10,000,000
   Issuance of warrants in lieu of payment
     of  accrued  interest  on  subordinated                       --      3,358,929             --              --       3,358,929
                                                         ------------   ------------   ------------    ------------    ------------
     debt
Balance at May 31, 1999                                    10,000,000     22,670,711    (40,113,976)      2,497,148      12,088,645
   Net income                                                      --             --      3,072,195              --       3,072,195
   Unrealized gain and accretion on
     retained  interest  in  securitization,                       --             --             --       2,062,292       2,062,292
     net of tax
   Sale of retained interest in securitized
     receivables, net of tax                                       --             --             --      (3,921,213)     (3,921,213)
                                                                                                                       ------------
         Comprehensive income                                      --             --             --              --       1,213,274
   Issuance of warrants and stock options
     in lieu of payment for services and                           --      1,072,549             --              --       1,072,549
                                                         ------------   ------------   ------------    ------------    ------------
     assets
Balance at May 31, 2000                                    10,000,000     23,743,260    (37,041,781)        638,227      14,374,468
   Net loss                                                        --             --     (1,314,617)             --      (1,314,617)
   Unrealized gain and accretion on
     retained interest in securitization,                          --             --             --         123,180         123,180
                                                                                                                       ------------
     net of tax
         Comprehensive income                                      --             --             --              --      (1,191,437)
                                                         ------------   ------------   ------------    ------------    ------------
Balance at June 30, 2000                                   10,000,000     23,743,260    (38,356,398)        761,407      13,183,031
   Net loss                                                        --             --     (6,488,523)             --      (6,488,523)
   Unrealized gain and accretion on
     retained interest in securitization,                          --             --             --         841,943         841,943
                                                                                                                       ------------
     net of tax
         Comprehensive loss                                        --             --             --              --      (5,646,580)
   Stock options exercised                                         --        210,261             --              --         210,350
   Issuance of stock options in lieu of
     payment for services                                          --         18,900             --              --          18,900
                                                         ------------   ------------   ------------    ------------    ------------
Balance at June 30, 2001 (restated)                      $ 10,000,000   $ 23,972,421   $(44,844,921)   $  1,603,350    $  7,765,701
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

                             The Credit Store, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the years ended June 30, 2001, May 31, 2000 and 1999
                      and the one-month ended June 30, 2000

                                                                       Year ended    One-month ended
                                                                         June 30,        June 30,           Years ended May 31,
                                                                           2001            2000            2000            1999
                                                                       ------------    ------------    ------------    ------------
                                                                         Restated
                                                                         --------
Cash flows from operating activities:
   Net income (loss)                                                   $ (6,488,523)   $ (1,314,617)   $  3,072,195    $  3,875,680
   Adjustments to reconcile net income (loss) to net cash
     provided (used) in operating activities
       Provision for credit card losses                                   9,305,969       1,238,291       5,680,975       4,607,081
       Amortization of receivable portfolios discount                   (20,551,081)     (1,304,350)     (1,344,418)             --
       Amortization of retained interest in securitized
         credit cards                                                    (1,802,451)        (44,488)             --              --
       Provision for losses on accounts and notes receivable              1,791,567              --         100,000         768,860
       Depreciation and amortization                                      1,990,390         166,133       2,494,489       2,614,216
       Deferred tax benefit                                                (436,544)        (63,456)     (1,042,375)     (1,986,409)
       Gain on sale of interest in affiliates                                    --              --      (5,260,358)             --
       (Gain) loss from unconsolidated affiliates                           (37,290)         (6,733)        332,760        (325,183)
       Gain on sale of credit card receivable portfolios                 (1,526,504)             --      (5,771,007)    (11,851,080)
       Services received for stock options granted                           18,900              --          38,500              --
       Changes in operating assets and liabilities:
         Restricted cash                                                   (146,787)        (77,582)       (275,631)        250,000
         Accounts and notes receivable                                   (3,976,334)         87,606      (1,715,675)     (1,426,401)
         Receivable from special purpose entities                         4,673,377       4,041,776      (8,102,190)     (1,230,700)
         Prepaid expenses                                                   122,188         147,909        (723,318)       (173,362)
         Accrued interest on funds advanced on credit cards                (440,393)         43,519        (511,096)         82,488
         Accrued fees                                                    (1,162,586)          4,609      (1,197,790)        291,161
         Other assets                                                       360,436          (2,331)        407,121        (177,085)
         Unearned fees                                                      (12,868)         (4,308)        264,855         184,551
         Accounts payable and accrued expenses                            2,876,976         136,777         185,733        (193,277)
         Accrued interest payable on subordinated notes                     660,023         171,783         242,433       2,439,273
                                                                       ------------    ------------    ------------    ------------
                Net cash provided (used) in operating
                    activities                                          (14,781,535)      3,220,538     (13,124,797)     (2,250,187)
Cash flows from investing activities:
   Collection of consumer debt and funds advanced                        38,167,265       2,150,036      25,761,161      24,583,838
   Retained interest in securitized credit card receivables              (1,794,295)             --      (1,840,282)     (1,346,815)
   Proceeds from sale of credit card receivable portfolios                9,257,092              --      12,244,229      17,129,109
   Funds advanced on credit cards                                       (27,997,798)     (2,298,314)    (30,849,101)    (29,460,286)
   Purchase of non-performing consumer debt portfolios                   (4,430,995)             --     (13,811,499)     (8,622,478)
   Proceeds from sale of beneficial interest in affiliates                       --              --       8,643,233              --
   Purchase of performing consumer debt portfolios                               --              --      (4,082,114)             --
   Development of proprietary software                                     (453,047)        (61,141)       (207,587)       (460,497)
   Purchase of property and equipment                                    (2,086,373)        (52,411)       (737,172)       (682,539)
                                                                       ------------    ------------    ------------    ------------

                Net cash provided (used) in investing
                  activities                                             10,661,849        (261,830)     (4,879,132)      1,140,332
                                                                       ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these statements.

                             The Credit Store, Inc.

            For the years ended June 30, 2001, May 31, 2000 and 1999
                      and the one-month ended June 30, 2000

                                                                       Year ended    One-month ended
                                                                         June 30,        June 30,           Years ended May 31,
                                                                           2001            2000           2000            1999
                                                                       ------------    ------------    ------------    ------------
                                                                         Restated
                                                                       ------------
Cash flows from financing activities:
   Proceeds from debt                                                  $  4,129,628    $    251,255    $ 19,128,881    $    576,643
   Payments on debt                                                      (2,561,301)     (2,242,774)     (1,956,321)     (2,032,989)
   Borrowings from capital leases                                         3,426,266              --         896,018         559,713
   Payments on capital lease obligations                                 (1,791,594)       (153,807)     (2,175,331)     (1,664,653)
   Partner distributions from unconsolidated affiliates                     323,161              --              --              --
   Proceeds from issuance of stock                                          210,350              --              --              --
                                                                       ------------    ------------    ------------    ------------

                Net cash provided (used) in financing
                  activities                                              3,736,510      (2,145,326)     15,893,247      (2,561,286)
                                                                       ------------    ------------    ------------    ------------

                NET INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                              (383,176)        813,382      (2,110,682)     (3,671,141)

Cash and cash equivalents at beginning of period                          2,236,630       1,423,248       3,533,930       7,205,071
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                             $  1,853,454    $  2,236,630    $  1,423,248    $  3,533,930
                                                                       ============    ============    ============    ============


Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                        $  4,825,707    $    265,007    $  4,178,571    $  1,592,864
       Income taxes                                                              --              --              --              --

     Noncash investing activities:
         Conversion of cardholder account to note receivable                504,801              --              --              --
         Change in fair market value of retained interest in
           securitized credit cards, net of tax                             506,739       1,471,862       2,062,292       2,497,148

     Noncash financing activities:
         Series D and E preferred stock issued in exchange
           for subordinated note                                                 --              --              --      10,000,000
         Obligations assumed in lieu of payment of accrued
           interest on subordinated debt                                         --              --              --       1,641,071
         Issuance of warrants in lieu of payment of accrued
           interest on subordinated debt                                         --              --              --       3,358,929
         Issuance of warrants and stock options in lieu of
           payment for services and assets                                   18,900              --       1,072,549              --


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

NOTE B - FINANCIAL RESTATEMENT

   Subsequent to June 30, 2001, the Company discovered an error in its calculation of the fair market value of its retained interests in two securitization transactions, resulting in an oversatement of assets, unrealized gain from retained interests in securitized credit card receivables and the resulting income tax benefit at June 30, 2001, which resulted in an understatement of accumulated deficit. The adjustments result in a reduction of the June 30, 2001 fair market valuation of the retained interests of $4.1 million, a decrease in the unrealized gain from retained interests in securitized credit card receivables recorded within other comprehensive income net of income tax of $2.7 million, and a reduction in income tax benefit of $1.4 million. These adjustments increased accumulated deficit by $4.1 million. The reduction in income tax benefit is related to changes in the tax effect of the Company's unrealized gain from retained interests in securitized credit card receivables, and is offset by an equal amount of tax benefit which is recorded in other comprehensive income. These changes resulted in an increase in net loss per share of $(0.04) to $(0.24) for the fiscal year ended June 30, 2001. The adjustment did not impact operating earnings or cash flows for fiscal 2001 and had no impact on fiscal year 2000.

NOTE C  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation
   ---------------------------

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

   Cash and Cash Equivalents
   -------------------------

   For purposes of the statement of cash flows, cash includes all cash and investments with original maturities of three months or less when purchased, except restricted cash. The Company's restricted cash is on deposit with two banks in order to facilitate funding of credit card loans. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

   Investment in Unconsolidated Affiliate
   --------------------------------------

   Investment in unconsolidated affiliate represents the Company's earnings in Dakota Card Fund II, LLC, an entity involved in substantially the same business as the Company and is recorded on the equity method of accounting.

   Securitization Accounting
   -------------------------

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

   Retained Interest in Securitized Credit Card Receivables
   --------------------------------------------------------

   The retained interest in securitized credit card receivables is treated as a debt security classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. At the time of securitization, the retained interest is initially recorded at the basis allocated in accordance with SFAS No. 140. The original cost basis is adjusted monthly to fair value which is based on the discounted expected future net cash flows on a "cash out" basis. The cash out method projects cash collections to be received only after all amounts owed to investors have been paid. Adjustments to fair value (net of related income taxes) are recorded as a component of other comprehensive income.

   Income on the retained interest is accrued based on the effective interest rate applied to its original cost basis, adjusted for previously accrued interest and cash payments. The effective interest rate is the internal rate of return determined based on the timing and amounts of expected future net cash flows for the underlying pool of securitized credit card receivables. The Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", during the fourth quarter of fiscal year 2001. The adoption of EITF 99-20 did not have a material impact on the consolidated financial statements.

   The retained interest in securitized credit card receivables is evaluated for impairment by management monthly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest's original cost basis, adjusted for accrued interest and principal payments, is greater than the present value of expected future net cash flows. No such provision for losses was recorded during the fiscal years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000.

   Property and Equipment
   ----------------------

   Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets or terms of the capital lease. Expenditures for maintenance and repairs are expensed when incurred.

   Goodwill
   --------

   Goodwill originating from the acquisition of companies is being amortized using the straight-line method over fifteen years. The Company evaluates the impairment of goodwill based on expectations of future non-discounted cash flows and operating income related to purchased businesses. As of June 30, 2001 and May 31, 2000 accumulated amortization was $984,087 and $759,646.

   Revenue Recognition
   -------------------

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

   The Company monitors impairment of non-performing receivable portfolios based on the current market environment and the discounted projected future cash flow of each portfolio compared to the portfolio's carrying amount. Provisions for losses are charged to earnings when the Company has determined that the investment in a non-performing receivable portfolio is greater than the present value of expected future net cash flows. No such provision for losses was recorded in the year ended June 30, 2001, May 31, 2000 and 1999, or the one-month period ended June 30, 2000.

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

   Allowance for Credit Card Losses
   --------------------------------

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


                                                 For the year      For the year
                                                    ended              ended
                                                 June 30, 2001     May 31, 2000
                                                  -----------       -----------


    Balance at beginning of period                $ 3,593,909       $ 2,846,533
    Provision for credit card losses                9,305,969         5,680,975
    Credit card receivables charged-off            (9,042,996)       (6,051,670)
                                                  -----------       -----------

    Balance at end of period                      $ 3,856,882       $ 2,475,838
                                                  ===========       ===========

   Accounts and Notes Receivable
   -----------------------------

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

   Stock Based Compensation
   ------------------------

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Stock based awards granted to non-employees are expensed over the time the services are rendered based upon the fair value of the award or services. Proforma information related to the fair value based method of accounting is contained in Note I.

   Deferred Income Taxes
   ---------------------

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Net Income (Loss) Per Share
   ---------------------------

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

   Comprehensive Income
   --------------------

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

   Reclassifications
   -----------------

   Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

   Use of Estimates
   ----------------

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

New Accounting Pronouncements
-----------------------------

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

   The Company is currently reviewing early application of SFAS 142 as well as the affect of these FASB Statements on their financial statements.

NOTE D  -  INVESTMENTS IN RECEIVABLE PORTFOLIOS

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

   Investments in receivable portfolios consist of the following at:

                                                                               June 30,                May 31,
                                                                                 2001                   2000
                                                                             -----------             -----------
     Cost and amortization of receivable portfolios discount                 $ 9,281,048             $ 9,648,090
                                                                             -----------             -----------

     Principal funded on new advances and purchases                          $27,456,560             $26,536,055
     Accrued interest on principal funded                                        376,749                 420,383
     Accrued fees                                                                339,517                 429,727
                                                                             -----------             -----------

       Credit card receivables                                                28,172,826              27,386,165
                                                                             -----------             -----------

     Less
     Allowance for losses on credit card receivables                           3,856,882               2,475,838
     Unearned fees                                                               648,950                 666,127
                                                                             -----------             -----------

                                                                               4,505,832               3,141,965
                                                                             -----------             -----------

     Investments in receivable portfolios                                    $32,948,042             $33,892,290
                                                                             ===========             ===========

     Total credit card balances (1)                                          $66,184,418             $77,832,562
                                                                             ===========             ===========

     Available credit (2)                                                    $ 9,355,862             $ 7,837,918
                                                                             ===========             ===========

      (1) Total credit card balances above represent the total amount owed to the Company by the cardholders through initial settlement, new charges, interest, fees and payments.

      (2) Available credit represents the amount that the Company would be obligated to fund if the credit cards were fully utilized by the cardholders.

NOTE E  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD
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

NOTE E  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD RECEIVABLE
           PORTFOLIOS  -  Continued

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

NOTE E  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD RECEIVABLE
           PORTFOLIOS  -  Continued

  The following summarizes the Company's securitization activity:

                                                                              Year ended             Year ended
                                                                             June 30, 2001           May 31, 2000
                                                                             -------------           ------------

      Proceeds from securitizations                                             $4,496,048            $10,461,551

      Servicing fees received                                                    2,886,273                508,503

Retained Interests

   The Company's retained interests are carried at estimated fair market value with the changes in fair value included as other comprehensive income. The estimated fair market value is based on the present value of expected future net cash flows using management's estimates of key assumptions. The following summarizes the changes in the balance of the Company's retained interest for the year ended June 30, 2001:

                                                                              Estimated
                                                                              unrealized               Fair
                                                               Cost              gains                 value
                                                              ------            -------               -------
     Balance at July 1, 2000                                 $1,220,325         $1,153,647           $ 2,373,972
     Retained interests in portfolios sold                    1,794,295                 --             1,794,295
     Interest accrued                                         1,802,451                 --             1,802,451
     Change in unrealized gain                                       --          1,278,486             1,278,486
                                                             ----------         ----------           -----------

     Balance at June 30, 2001 (restated)                     $4,817,071         $2,432,133            $7,249,204
                                                             ==========         ==========            ==========

   As of June 30, 2001, the gross net unrealized gain has been offset by a deferred tax expense of approximately $0.8 million. The key economic assumptions used in measuring the fair value of retained interests at the time of and subsequent to a securitization are the expected net cash payment rate and the discount rate. The expected net cash rate is approximately 2.25% per month and varies by type of cards sold in each securitization. The net cash rate is the excess consumer payments over new credit card purchases and advances. The estimated net cash flows have been discounted at 23%.

   The following represents the sensitivity of the current fair value of retained interest in securitizations at June 30, 2001 to changes to key assumptions:

                 Expected net cash payment rate (monthly)                                     2.25%
                                      Impact  on fair  value of 5%  adverse change         $461,000
                                      Impact on fair  value of 10%  adverse change         $764,000

                 Discount rate                                                                  23%
                                      Impact  on fair  value of 5%  adverse change         $158,000
                                      Impact on fair  value of 10%  adverse change         $276,000

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

NOTE E  -  SECURITIZATION AND GAIN ON SALES OF CREDIT CARD RECEIVABLE
           PORTFOLIOS  -  Continued

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

                                                                        June 30, 2001
                                                                          Restated             May 31, 2000
                                                                        -------------          ------------
     Retained  interest in credit card  receivable  portfolios
       securitized - (sellers interest)                                    $7,249,204          $  2,142,846

     Investor's    interests   in   credit   card   receivable
       portfolios  securitized  -  (not  included  on  balance
       sheet)                                                               9,636,810            12,153,228
                                                                          -----------           -----------

     Total managed credit card receivable portfolios                      $16,886,014           $14,296,074
                                                                          ===========           ===========


NOTE F - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                        Useful life                  June 30,              May 31,
                                                        (in years)                     2001                2000
                                                        ----------                    ------               -----
     Computer equipment and software                       3 - 5                   $  7,374,305        $  7,289,750
     Office equipment                                      5 - 7                      1,768,762           2,280,037
     Furniture and fixtures                                5 - 7                      1,302,527           1,241,458
     Proprietary software                                    5                        1,182,271             668,084
     Leasehold improvements                           Life of leases
                                                                                        694,670             669,884
                                                                                   ------------        ------------
                                                                                     12,322,535          12,149,213
     Less accumulated depreciation and
       amortization                                                                  (6,940,108)         (7,489,579)
                                                                                   ------------        ------------
                                                                                      5,382,427           4,659,634
     Land                                                                               130,426             130,426
                                                                                   ------------        ------------

                                                                                   $  5,512,853        $  4,790,060
                                                                                    ===========         ===========

NOTE G  -  NOTES PAYABLE

   Notes payable consist of the following at:
                                                   June 30,           May 31,
                                                     2001              2000
                                                    ------            ------

     Note payable - bank                         $13,380,867       $13,442,597
     Note payable - other                          9,805,267        10,166,729
                                                  ----------        ----------

                                                 $23,186,134       $23,609,326
                                                  ==========        ==========

   Note Payable  -  Bank
   ---------------------

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

   Note Payable  -  Other
   ----------------------

   The Company has uncollateralized installment notes issued in connection with purchases of non-performing consumer debt in addition to installment obligations assumed in connection with the closing of certain affiliated mortgage companies (see Note M). The notes have various maturity dates through May 2002, with interest rates ranging up to 23.7% per annum. The amount outstanding as of June 30, 2001 and May 31, 2000 was $145,644 and $2,292,920. Interest expense for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $118,302, $145,763,
   $65,353, and $13,086.

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

   At June 30, 2001, future minimum principal payments for all notes payable were as follows:

                    Year                                              Amount
                    ----                                             --------

                    2002                                           $8,145,644
                    2003                                           15,040,490
                                                                   ----------

                                                                  $23,186,134

NOTE H  -  CAPITAL LEASE OBLIGATIONS

   The Company leases computer equipment and furniture and fixtures under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the lease. Assets under capital leases have been capitalized at a cost of $6,896,895 and $6,953,160, and have accumulated amortization of $3,998,825 and $5,023,793 at June 30, 2001 and May 31, 2000.

   Future minimum lease payments for capitalized leases are as follows at June 30, 2001:

                Year                                                  Amount
                ----                                                 --------

                2002                                               $2,573,877
                2003                                                1,625,429
                2004                                                  988,402
                                                                     --------

                                                                    5,187,708

                Less amount representing interest                    (940,615)
                                                                    ---------

                                                                   $4,247,093

   Amortization expense for assets under capital leases for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 was $1,685,628, $1,377,479, $1,645,705 and $73,171.

NOTE I  -  STOCK OPTIONS

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

   Transactions during each three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000 are summarized as follows:

                                                Number of          Weighted
                                               shares under         average
                                                 option          exercise price
                                                --------         --------------

     Outstanding at June 1, 1998                 3,656,000             $2.93
        Granted                                    690,500              2.35
                                                  --------

     Outstanding at May 31, 1999                 4,346,500              2.84
        Granted                                    942,500              2.90
        Cancelled                                 (156,000)             2.08
                                                 ---------

     Outstanding at May 31, 2000                 5,133,000              2.88
        Granted                                      4,000              4.44
                                                 ---------

     Outstanding at June 30, 2000                5,137,000              2.88
        Granted                                  2,534,438              3.13
        Exercised                                  (89,500)             2.35
        Cancelled                                 (108,000)             3.00
                                                 ---------
     Outstanding at June 30, 2001                7,473,938              2.97
                                                 =========

   At June 30, 2001 options exercisable for 5,481,000 shares of common stock with a weighted average exercise price of $2.78 were outstanding.

   The following table summarizes information about stock options outstanding at June 30, 2001:

                                                                       Options outstanding
                                                             --------------------------------------------
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
                                                               =========


                                                                   Options exercisable
                                                          --------------------------------
                                                                 Number              Weighted
                      Range of                               exercisable at           average
                      exercise                                 June 30,               exercise
                        prices                                   2001                  price
                  ----------------                        ------------------          --------
                   $1.56 - $2.40                                  3,743,000             $2.03
                   $2.50 - $3.69                                    715,000              2.95
                   $3.88 - $6.47                                  1,023,000              5.42
                                                                  ---------
                                                                  5,481,000              2.78
                                                                  =========

   The Company's pro forma net income (loss) applicable to common shareholders and basic and diluted net income (loss) per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

                                               Year ended         One-month ended          Years ended May 31,
                                               June 30,               June 30,         ---------------------------
                                                 2001                 2000                 2000                 1999
                                          ----------------        ---------------      -------------         -------
                                             Restated
                                             --------
     Net  income  (loss)  applicable  to
       common shareholders                   $(10,020,256)           $(1,525,504)       $(506,953)           $50,109
     Net income (loss) per share
       Basic and diluted                        $ (0.29)                  $(0.04)          $(0.01)              $0.00

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            Year ended          One-month ended            Years ended May 31,
                                            June 30,              June 30,        ----------------------------
                                              2001                 2000                 2000               1999
                                        ----------------      -----------------   -------------      ----------
   Fair value of options granted               $1.69                  $2.91              $2.12               $1.73

   Assumptions:
     Dividend yield                               $0                     $0                 $0                  $0
     Volatility                                  75%                    75%                90%                 90%
     Average term                      5 or 10 years          5 or 10 years      5 or 10 years       5 or 10 years
     Risk-free rate of return                  5.75%                  5.75%      6.05% - 6.47%       5.75% - 5.81%


   On April 30, 1998, the Company granted warrants to purchase 650,247 shares of the Company's common stock for $2.50 per share to a bank with which it has a financing agreement. Warrants to purchase 278,677 shares were exercisable immediately, while the remaining 371,570 warrants were exercisable on June 25, 1999, when the Company's line of credit increased to $10,000,000 (see Note G). The fair value of the warrants was $1.01 at the date of grant. For the years ended June 30, 2001 and May 31, 2000 and the one-month period ended June 30, 2000, $276,526, $357,182, and $23,044 of amortization was included in interest expense.

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

NOTE J  -  INCOME TAXES

   Deferred income tax assets (liabilities) consist of the following at:

                                                                                June 30,               May 31,
                                                                                  2001                  2000
                                                                                 ------                ------
     Deferred tax assets
       Net operating loss carryforward                                        $ 15,664,041          $ 14,291,447
       Allowance for doubtful accounts                                           1,857,782             1,389,759
       Other reserves                                                            1,593,600                    --
                                                                              ------------          ------------
                  Total deferred tax assets                                     19,115,423            15,681,206
       Less valuation allowance                                               ( 12,650,528)          (10,327,461)
                                                                              ------------          ------------
                                                                                 6,464,895             5,353,745
     Deferred tax liabilities
       Gain on sales of portfolios                                                      -             (2,324,961)
       Unrealized gain on retained interest in securitization                     (828,784)             (328,784)
       Revenue recognition method difference                                    (2,936,111)                   --
                                                                              ------------          ------------
                  Total deferred tax liabilities                                (3,764,895)           (2,653,745)
                                                                              ------------          ------------

     Net deferred tax asset                                                    $ 2,700,000           $ 2,700,000
                                                                               ===========           ===========


   The difference between the total income tax benefit and the income tax expense (benefit) computed using the applicable Federal income tax rate was as follows for the three years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000:

                                                     Year ended       One-month ended        Years ended May 31,
                                                       June 30,          June 30,          -----------------------
                                                         2001              2000              2000             1999
                                                        ------            ------            ------           -----
                                                       Restated
                                                       --------
     Computed Federal income taxes at 34%            $(2,354,523)       $(468,545)      $   690,139      $   642,352

     Other                                                (1,153)              --           211,013         (295,708)

     (Increase)   decrease  of  deferred   tax
       asset valuation allowance                       1,919,132          404,999        (1,943,527)      (2,924,469)
                                                     -----------       ----------       -----------      -----------

     Income tax benefit                              $  (436,544)      $  (63,456)      $(1,042,375)     $(1,986,409)
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

NOTE K  -  EMPLOYEE BENEFIT PLANS

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


NOTE L  -  MUTUAL BUSINESS DEVELOPMENT AGREEMENTS

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
   2000.

NOTE M  -  RELATED PARTY TRANSACTIONS

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

NOTE N  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases
   ----------------

   The Company leases certain properties, vehicles and equipment under non-cancelable operating leases. Total lease rentals charged to operations were approximately $1,154,000, $858,000, $766,000 and $73,000, for the years ended June 30, 2001, May 31, 2000 and 1999, and the one-month ended June 30, 2000. Future minimum lease payments under the non-cancelable operating leases are as follows:

                Year ending June 30,                                  Amount
                --------------------                                 --------

                      2002                                         $  834,000
                      2003                                            691,000
                      2004                                            538,000
                      2005                                            285,000
                      2006                                            285,000
                      Thereafter                                    1,734,000
                                                                   ----------

                                                                   $4,367,000
                                                                   ==========
   Contingencies and Litigation
   ----------------------------

   The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) one class action on behalf of persons purportedly solicited by the Company to voluntarily repay debt that had been improperly reported as a bad debt on a credit-reporting bureau, alleging that the Company had violated other provisions of federal or state law, including violations of the Bankruptcy Code, the Fair Debt Collection Practices Act, and RICO; (ii) one action on behalf of plaintiffs seeking class status asserting claims under California state statutes seeking damages and injunctive relief barring the Company from offering its credit card program to debtors whose debt is out of statute and/or cannot be reported on a credit bureau as bad debts; and (iii) the contract dispute concerning the Business Development Agreement discussed in Note L. The Company is defending itself vigorously in these lawsuits. The Company does not believe that pending litigation and consumer complaints involving the Company will have a material adverse effect on the consolidated financial position and consolidated results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

NOTE O  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Cash, Cash Equivalents and Restricted Cash
   ------------------------------------------

   The carrying amount approximates fair value.

   Accounts and Notes Receivables
   ------------------------------

   The carrying amount approximates fair value.

   Amounts Due from Special Purpose Entities
   -----------------------------------------

   The carrying amount approximates fair value.

   Investments in Receivable Portfolios
   ------------------------------------

   The fair value is estimated based on recent acquisitions of similar receivable portfolios and discounted expected future net cash flows. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows.

   Retained Interest in Securitized Credit Card Receivables
   --------------------------------------------------------

   The carrying amount approximates fair value. Fair value is estimated by discounting expected future net cash flows using a discount rate based on specific factors. The expected future net cash flows are projected on a "cash out" basis to reflect the restriction of cash flows until the investors have been fully paid.

   Accounts Payable and Accrued Expenses
   -------------------------------------

   The carrying amount approximates fair value.

   Notes Payable
   -------------

   The carrying amount approximates fair value. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

   Subordinated Notes and Accrued Interest Payable
   -----------------------------------------------

   Due to the related party relationship of these notes, it is not practical to estimate fair value.

   The carrying amounts and estimated fair values of the Company's financial instruments consisted of the following:

                                                         June 30, 2001                         May 31, 2000
                                                  ------------------------------      --------------------------------
                                                            Restated
                                                            --------
                                                   Carrying          Estimated         Carrying          Estimated
                                                     value           fair value          value           fair value
                                                  ------------      ------------      ------------        ------------
     Cash,  Cash  Equivalents  and Restricted
       Cash                                       $  3,103,454      $  3,103,454      $  2,448,879        $  2,448,879
     Accounts and Notes Receivable                $  5,392,844      $  5,392,844      $  2,765,882        $  2,765,882
     Amounts   Due   from   Special   Purpose
       Entities                                  $     617,737     $     617,737      $  9,332,890        $  9,332,890
     Investments in Receivable Portfolios
                                                   $32,948,042       $49,175,646       $33,892,290         $63,900,000
     Retained Interest in Securitized  Credit
       Card Receivables                             $7,249,204        $7,249,204      $  2,142,846        $  2,142,846
     Accounts Payable and Accrued Expenses
                                                  $  7,537,895      $  7,537,895      $  4,499,142        $  4,499,142
     Notes Payable                                 $23,186,134       $23,186,134       $23,609,326         $23,609,326


NOTE P  -  NET INCOME (LOSS) PER SHARE

                                                                              One month
                                                         Year ended             ended                 Years ended May 31,
                                                          June 30,             June 30,          --------------------------------
                                                           2001                  2000                2000                1999
                                                        ------------         ------------        ------------       -------------
                                                         Restated
     Basic net income (loss) per share
       Net income  (loss)  applicable  to common
         stockholders                                   $ (8,488,523)        $ (1,481,284)       $  1,072,195        $  2,075,681
                                                        ============         ============        ============        ============
       Weighted-average shares outstanding
                                                          34,799,135           34,761,965          34,761,965          34,761,965
                                                        ============         ============        ============        ============
       Basic net income (loss) per share                $      (0.24)        $     $(0.04)       $       0.03        $       0.06
                                                        ============         ============        ============        ============
     Diluted net income (loss) per share
       Net income  (loss)  applicable  to common
         stockholders                                   $ (8,488,523)        $ (1,481,284)       $  1,072,195        $  2,075,681
                                                        ============         ============        ============        ============
       Weighted-average shares outstanding
                                                          34,799,135           34,761,965          34,761,965          34,761,965
       Effect of diluted securities options                       -*                   -*           2,162,243             329,585
                                                        ------------         ------------        ------------       -------------
              Weighted-average     of    diluted
                shares outstanding                        34,799,135           34,761,965          36,924,208          35,091,550
                                                        ============         ============        ============        ============
     Diluted net income (loss) per share                $      (0.24)        $      (0.04)       $       0.03        $      $0.06
                                                        ============         ============        ============        ============

*Antidilutive.

NOTE Q  -  PREFERRED STOCK

   As of June 30, 2001 and May 31, 2000, Preferred Stock consists of the following:

                                                                                 June 30,              May 31,
                                                                                  2001                  2000
                                                                               -----------           -----------
     Series A Preferred Stock, $.001 par value; 2,000,000 shares authorized; 1,200,000 1,200,000 shares issued and outstanding;
        stated at liquidation value of $1 per share                            $ 1,200,000           $ 1,200,000

     Series B Preferred Stock, $.001 par value; 800,000 shares authorized, issued, and outstanding; stated at liquidation value
        of $1 per share                                                            800,000               800,000

     Series C Preferred Stock, $.001 par value; 5,000 shares authorized, issued, and outstanding; stated at liquidation
       value of $1,000 per share                                                 5,000,000             5,000,000

     Series D Preferred Stock, $.001 par value; 10,000 shares authorized, issued, and outstanding; convertible into 3,800,000 shares of common stock; stated at liquidation value of $1,000
       per share                                                                10,000,000            10,000,000

     Series E Preferred Stock, $.001 par value; 20,000 shares authorized, convertible into 5,700,000 shares of common stock; 10,000 shares issued and outstanding; stated at liquidation value of $1,000
       per share                                                                10,000,000            10,000,000
                                                                               -----------           -----------

                                                                               $27,000,000           $27,000,000
                                                                               ===========           ===========


   Dividends on preferred stock have accumulated but have not been declared and are not yet payable. The Company, however, treats the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders.

NOTE R  -  COMPARATIVE CONDENSED INFORMATION (UNAUDITED)

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
                                                                       ============


                               Consolidated Statement of Cash Flows


Net cash flows used in  operating activities                           $   (730,626)

Cash flows from investing activities:
   Collection of funds advanced on credit cards and consumer debt         1,200,201
   Funds advanced on securitized and owned credit card receivables       (2,035,372)
   Purchase of nonperforming and performing consumer debt portfolios     (4,284,877)
   Other                                                                    (34,113)
                                                                       ------------

         Net cash used in investing activities                           (5,154,161)

Cash flows from financing activities:
   Proceeds from debt, net                                                5,121,096
   Other                                                                    (13,708)
                                                                       ------------

         Net cash provided in financing activities                        5,107,388
                                                                       ------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                         (777,399)

Cash and cash equivalents at beginning of period                          3,533,930
                                                                       ------------

Cash and cash equivalents at end of period                             $  2,756,531
                                                                       ============

NOTE S  -  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in Note B, the Company has restated its financial statements for the year ended June 30, 2001. On a quarterly basis, the restatement had no impact on net income or loss before income taxes. The impact of the restatement on income tax benefit was to increase the benefit $302,000 for the quarter ended September 30, 2000 and to decrease the benefit $22,000, $55,000, and $1,625,000 for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001. Net loss per share was decreased by $0.02 in the quarter ending September 30, 2000 and increased $0.05 in the quarter ending June 30, 2001. The restatement did not impact the net income or loss per share for the quarters ending December 31, 2000 and March 31, 2001. These changes are reflected in the table below.

                                                                                     Year ended June 30, 2001
                                                         --------------------------------------------------------------------------
                                                         Total for
                                                         year ended        Fourth           Third          Second           First
                                                        June 30, 2001      quarter**       quarter*        quarter*        quarter*
                                                        -------------      --------        --------        --------        --------
                                                           Restated        Restated        Restated        Restated        Restated
                                                           --------        --------        --------        --------        --------
                                                                       (dollars in thousands, except per share data)
Summary of operations
   Revenue                                                 $ 47,053        $ 11,355        $ 13,050        $ 11,208        $ 11,439
   Provision for losses                                      (9,306)         (2,941)           (690)         (3,412)         (2,262)
                                                           --------        --------        --------        --------        --------

         Net revenue                                         37,747           8,414          12,360           7,796           9,177

Operating income (loss)                                      (1,180)         (4,026)          3,848            (717)           (284)

Net income (loss)                                            (6,489)         (5,289)          2,344          (2,216)         (1,328)
Dividends on preferred stock                                 (2,000)           (500)           (500)           (500)           (500)
                                                           --------        --------        --------        --------        --------

         Net income (loss)  applicable to
           common stockholders                             $ (8,489)       $ (5,189)       $  1,854        $ (2,716)       $ (1,828)
                                                           ========        ========        ========        ========        ========

Net income (loss) per share
   Basic                                                   $  (0.24)       $  (0.17)       $   0.05        $  (0.08)       $  (0.04)
   Diluted                                                 $  (0.24)       $  (0.17)       $   0.05        $  (0.08)       $  (0.04)

* The amounts presented for the first, second and third quarters of fiscal year ended June 30, 2001 vary from amounts presented within previously filed Form 10Q's due to the Company's change in year end.
** The amounts include non-recurring charges of $3,787 related to allowances for notes receivable from a related party, and from previous owners and estimated settlement of a contract dispute.

                                                                                     Year ended May 31, 2000
                                                         --------------------------------------------------------------------------
                                                          Total for
                                                          year ended       Fourth           Third          Second           First
                                                         May 31, 2000      quarter         quarter         quarter         quarter
                                                         ------------      --------        --------        --------        --------
                                                                      (dollars in thousands, except per share data)
Summary of operations
   Revenue                                                 $ 46,387        $ 14,763        $  8,770        $ 14,621        $  8,233
   Provision for losses                                      (5,681)           (865)         (1,078)         (1,703)         (2,035)
                                                           --------        --------        --------        --------        --------

         Net revenue                                         40,706          13,898           7,692          12,918           6,198

Operating income (loss)                                       7,012           3,729            (669)          5,553          (1,600)

Net income (loss)                                             3,072           4,382          (1,836)          3,135          (2,608)
Dividends on preferred stock                                 (2,000)           (500)           (500)           (500)           (500)
                                                           --------        --------        --------        --------        --------
         Net income (loss)  applicable to
           common stockholders                             $  1,072        $  3,882        $ (2,336)       $  2,635        $ (3,108)
                                                           ========        ========        ========        ========        ========
Net income (loss) per share
   Basic                                                   $    .03        $    .11        $   (.07)       $    .07        $   (.09)
   Diluted                                                 $    .03        $    .10        $   (.07)       $    .07        $   (.09)