Form 10-Q/A
period 2001-09-30
CREDIT STORE INC
filed 2002-03-06
CIK 1101851

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                INTRODUCTORY NOTE
                                -----------------

This amendment to Form 10-Q is being filed to restate the interim financial statements for the quarters ended September 30, 2001 and 2000 to correct an error in the calculation of the fair market value of the Company's retained interests in two securitization transactions. The Company is concurrently filing an amendment to its Form 10-K for the fiscal year ended June 30, 2001, that includes restated financial statements for fiscal year 2001.

The matters relating to the restatement referenced in the amended fiscal year 2001 Form 10-K have a financial statement impact for the periods covered by this 10-Q as follows:

Quarter ended September 30, 2001
        Revenue - increase by $0.3 million
        Income tax expense - increase by $0.1 million
        Net loss - decrease by $0.1 million
        Retained interest in securitized receivables - decrease by $4.7 million Unrealized gain from retained interest in securitized receivables, net of tax - decrease by $3.4 million
        Accumulated deficit - increase by $1.3 million
        Total stockholders' equity - decrease by $4.7 million

Quarter ended September 30, 2000
        Income tax benefit - increase by $0.3 million
        Net loss - decrease by $0.3 million
        Net loss per share - decrease by $0.01

At June 30, 2001
        Retained interest in securitized receivables - decrease by $4.1 million Unrealized gain from retained interest in securitized receivables, net of tax - decrease by $2.7 million
        Accumulated deficit - increase by $1.4 million
        Total stockholders' equity - decrease by $4.1 million

For purposes of this amended Form 10-Q, and in accordance with rule 12b-15 under the Securities and Exchange Act of 1934, the Company has amended and restated in its entirety each item of the Company's 10-Q for the quarterly period ended September 30, 2001 which has been affected by the restatement. This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

THE CREDIT STORE, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I.               FINANCIAL INFORMATION (as restated)

         Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                           Condensed Consolidated Balance Sheets as of September 30, 2001
                           and June 30, 2001                                                              4

                           Condensed Consolidated Statements of Operations
                           for the three months ended September 30, 2001 and
                           September 30, 2000                                                             5

                           Condensed Consolidated Statements of Cash Flows
                           for the three months ended September 30, 2001 and
                           September 30, 2000                                                             6

                           Notes to Condensed Consolidated Financial Statements                           7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     11


SIGNATURES                                                                                               16

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30,            June 30,
                                                                                      2001                    2001
                                                                                    Restated                Restated
                                                                                  ------------            ------------
                                            ASSETS
Cash and cash equivalents                                                         $  1,936,858            $  1,853,454
Restricted cash                                                                      1,000,000               1,250,000
Accounts and notes receivable, net                                                   7,024,745               5,392,845
Prepaid expenses                                                                     1,068,344               1,073,283
Amounts due from special purpose entities                                              715,096                 617,737
Investments in receivable portfolios, net                                           28,863,464              32,948,042
Investment in unconsolidated affiliates                                                983,245               1,000,750
Retained interest in securitized receivables                                         8,568,628               7,249,204
Property and equipment, net of accumulated depreciation                              5,213,361               5,512,853
Goodwill, net                                                                        2,123,558               2,123,558
Deferred tax                                                                         2,700,000               2,700,000
Other assets                                                                           989,939                 985,931
                                                                                  ------------            ------------

                Total assets                                                      $ 61,187,248            $ 62,707,657
                                                                                  ============            ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                                             $  7,590,398            $  7,537,895
Notes payable                                                                       22,852,340              23,186,134
Capitalized lease obligations                                                        3,941,178               4,247,093
Subordinated notes and accrued interest payable -
  related party                                                                     19,606,366              19,970,834
                                                                                  ------------            ------------

                Total liabilities                                                   53,990,282              54,941,956
                                                                                  ------------            ------------

STOCKHOLDERS' EQUITY

Preferred Stock, Series A, B, C, D and E                                            27,000,000              27,000,000
Common Stock, $.001 par value, 65,000,000 authorized, 34,851,465
  outstanding at September 30, 2001 and June 30, 2001                                   34,851                  34,851
Additional paid-in capital                                                          23,972,421              23,972,421
Unrealized gain from retained interest in securitized
  receivables, net of tax                                                            1,540,204               1,603,350
Accumulated deficit                                                                (45,350,510)            (44,844,921)
                                                                                  ------------            ------------

                Total stockholders' equity                                           7,196,966               7,765,701
                                                                                  ------------            ------------
                Total liabilities and stockholders' equity                        $ 61,187,248            $ 62,707,657
                                                                                  ============            ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                               ------------------
                                                                      September 30,            September 30,
                                                                          2001                     2000
                                                                        Restated                  Restated
                                                                      ------------              ------------
Revenue
    Income from investment in receivable portfolios                   $  7,509,049              $ 10,237,502
    Securitization income and asset sales                                1,340,709                   453,075
    Servicing fees and other income                                      2,648,892                   748,516
                                                                      ------------              ------------
        Total revenue                                                   11,498,650                11,439,093

    Provision for losses                                                (3,297,043)               (2,262,139)
                                                                      ------------              ------------

               Net revenue                                               8,201,607                 9,176,954
                                                                      ------------              ------------

Expenses
    Salaries and employee benefits                                       3,296,337                 3,564,078
    Professional and financing fees                                        773,507                   894,217
    Credit card servicing                                                1,678,300                 2,232,411
    Occupancy and equipment expense                                        878,184                   973,509
    Other                                                                  503,935                 1,797,075
                                                                      ------------              ------------

               Total expenses                                            7,130,263                 9,461,290
                                                                      ------------              ------------

Operating income (loss)                                                  1,071,344                  (284,336)

Interest expense                                                         1,433,168                 1,345,904
                                                                      ------------              ------------

Loss before income taxes                                                  (361,824)               (1,630,240)

Income tax (expense) benefit                                              (143,765)                  301,577
                                                                      ------------              ------------

Net loss                                                                  (505,589)               (1,328,663)

Dividends on preferred stock                                              (500,000)                 (500,000)
                                                                      ------------              ------------

Net loss, applicable to
   common shareholders                                                $ (1,005,589)             $ (1,828,663)
                                                                      ============              ============

Net loss per share
    Basic                                                             $       (.03)             $       (.05)
                                                                      ============              ============

    Diluted                                                           $       (.03)             $       (.05)
                                                                      ============              ============

Weighted-average common shares outstanding
    Basic                                                               34,851,465                34,798,318
                                                                      ============              ============

    Diluted                                                             34,851,465                34,798,318
                                                                      ============              ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                  September 30,          September 30,
                                                                                     2001                   2000
                                                                                   Restated               Restated
                                                                                  -----------            -----------
Cash flows from operating activities:
   Net loss                                                                       $  (505,589)           $(1,328,663)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities -
     Provision for credit card losses                                               3,297,043              2,262,139
     Amortization of receivable portfolios discount                                (4,801,920)            (4,760,041)
     Depreciation and amortization                                                    471,727                497,935
     Amortization of retained interest in securitized credit cards                 (1,190,179)                    --
     Loss from unconsolidated affiliates                                              (16,726)               (21,690)
     Gain on sale of portfolios and retained interests                               (219,491)              (365,543)
     Tax expense                                                                      143,765               (301,577)
     Other                                                                                 --                  4,506
     Change in operating assets and liabilities                                    (1,735,858)             4,856,763
                                                                                  -----------            -----------
             Net cash provided by (used in)
                operating activities                                               (4,557,228)               843,829
                                                                                  -----------            -----------

Cash flows from investing activities:
   Collection of consumer debt and funds advanced                                   7,526,614              8,691,827
   Retained interest in securitized credit card receivables                          (680,752)              (157,170)
   Funds advanced on credit cards                                                  (5,189,071)            (7,142,476)
   Purchase of non-performing consumer debt portfolios                               (110,015)            (2,767,869)
   Proceeds from sale of portfolios                                                 3,871,203                365,543
   Acquisition of property and equipment                                             (171,869)              (386,197)
                                                                                  -----------            -----------

           Net cash provided by (used in)
             investing activities                                                   5,246,110             (1,396,342)
                                                                                  -----------            -----------

Cash flows from financing activities:
   Net proceeds (payments) from debt                                                 (333,794)               478,462
   Borrowings from capital leases                                                     187,463                171,862
   Payments on capital lease obligations                                             (493,378)              (354,733)
   Partner distributions from unconsolidated affiliates                                34,231                 91,036
   Proceeds from exercises of stock options                                                --                202,300
                                                                                  -----------            -----------

           Net cash provided by (used in)
             financing activities                                                    (605,478)               588,927
                                                                                  -----------            -----------

           Net increase in cash and cash equivalents                                   83,404                 36,414

Cash and cash equivalents at beginning of period                                    1,853,454              2,236,630
                                                                                  -----------            -----------

Cash and cash equivalents at end of period                                        $ 1,936,858            $ 2,273,044
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

The Company has five subsidiaries, Credit Store Services, Inc., Credit Store Capital Corp., American Card Alliance, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. These subsidiaries are wholly owned by the Company; however, only Credit Store Capital Corp. and American Credit Alliance, Inc. are consolidated in the enclosed financial statements. Credit Store Services, Inc. and Credit Store Capital Corp. acquire non-performing consumer receivables and contract with the Company to offer consumers a credit card under the Company's program or to accept settlements or payment plans. See Note F - Securitization of Receivable Portfolios. American Credit Alliance owns a 50% interest in Dakota Card Fund II, LLC, a limited liability company that contracts with the Company to service non-performing receivables and credit card receivables that it owns. TCS Funding IV, Inc. and TCS Funding V, Inc. were established for the purpose of purchasing performing credit card receivables from the Company. See Note F - Securitization of Receivable Portfolios.


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended June 30, 2001 contained in the Company's amended Annual Report on Form 10-K for the year ended June 30, 2001.

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


NOTE C - FINANCIAL RESTATEMENT

Subsequent to June 30, 2001, and prior to the filing of this amended Form 10-Q as of and for the six months ended December 31, 2001, the Company discovered an error in its calculation of the fair market value of its retained interests in two securitization transactions, resulting in an overstatement of assets, unrealized gain from retained interests in securitized credit card receivables and the resulting income tax benefit at June 30, 2001 which resulted in an understatement of accumulated deficit. The adjustments result in a write down to the June 30, 2001 fair market valuation of the retained interests of $4.1 million, a reduction of the unrealized gain from retained interests in securitized credit card receivables recorded within other comprehensive income net of income tax of $2.7 million, and a reduction in income tax benefit of $1.4 million. These adjustments increased accumulated deficit by $4.1 million. The adjustment did not impact operating earnings or cash flows for fiscal 2001.

For the three months ended September 30, 2001, the restatement increases net revenue by $0.3 million and income tax expense by $0.1 million and decreases net loss by $0.1 million. These changes resulted in no change to net loss per share for the period. The restatement resulted in a decrease of $4.7 million in retained interest in securitized receivables, net of tax, and a $1.3 million increase in accumulated deficit as of September 30, 2001.

The restatement does not impact the loss before income taxes for the three months ended September 30, 2000. Income tax benefit has increased and net loss has decreased $0.3 million for the same period. Net loss per share has decreased by $0.01 for the three months ended September 30, 2000.

The changes to income tax expense/benefit are related to changes in the Company's other comprehensive income and are offset by equal amounts of tax expense/benefit, which is recorded in other comprehensive income.


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


NOTE E - ACCOUNTING METHOD CHANGE FOR GOODWILL AND INTANGIBLE ASSETS

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


NOTE F - SECURITIZATION OF RECEIVABLE PORTFOLIOS

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

The following summarizes the changes in the balance of the Company's retained interest for the three months ended September 30, 2001:

                                                                               Gross           Estimated
                                                            Amortized        unrealized          fair
                                                              cost              gains            value
                                                              ----              -----            -----
Balance at July 1, 2001                                     $4,817,071       $2,432,133         $7,249,204
Retained interests in portfolios sold                          336,162                -            336,162
Interest accrued                                             1,190,182                -          1,190,182
Change in unrealized gain                                            -        (206,910)          (206,910)
                                                            ----------       ----------         ----------

Balance at September 30, 2001                               $6,343,414       $2,225,223         $8,568,638
                                                            ==========       ==========         ==========

As of September 30, 2001, the gross net unrealized gain has been offset by a deferred tax expense of approximately $0.7 million resulting in a net unrealized gain of approximately $1.5 million.


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) three class action lawsuits and (ii) one suit concerning a Development Agreement. We have been informed by O. Pappalimberis Trust that they intend to file suit against the Company alleging breach of a Development Agreement. The Development Agreements are discussed in Note H. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and/or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

NOTE H - DEVELOPMENT AGREEMENTS

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


NOTE I - INVESTMENTS IN RECEIVABLE PORTFOLIOS

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

The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                                          September 30,        June 30,
                                                                              2001               2001
                                                                              ----               ----
           Cost and accretion                                              $6,868,618          $9,281,048
                                                                           ----------          ----------

           Principal funded on new advances and purchases                 $27,156,536         $27,456,560
           Accrued interest on principal funded                               266,100             376,749
           Accrued fees                                                       257,259             339,517
                                                                              -------             -------

                                                                           27,679,895          28,172,826
                                                                           ----------          ----------

           Less
           Provision for losses on credit card receivables                  5,084,429           3,856,882
           Unearned fees                                                      600,620             648,950
                                                                              -------             -------

                                                                            5,685,049           4,505,832
                                                                            ---------           ---------

           Investments in receivable portfolios                           $28,863,464         $32,948,042
                                                                          ===========         ===========

           Total credit card balances (1)                                 $52,552,715         $66,184,418
                                                                          ===========         ===========

           Available credit (2)                                            $7,087,491          $9,355,862
                                                                           ==========          ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

REVENUES. Total revenue for the three months ended September 30, 2001 was $11.5 million, a 0.5% increase from the $11.4 million recorded during the three months ended September 30, 2000. Core revenues (income from all activities other than portfolio sales and interest in affiliate revenues) increased 1.8% from $11.1 million in the first quarter of fiscal 2001 to $11.3 million in the first quarter of fiscal 2002. While core revenues were stable, the mix of core revenues changed due to the majority of new credit card accounts being originated in our unconsolidated subsidiary, Credit Store Services, Inc. ("CSSI"), a wholly-owned qualified special purpose entity, established by us in July 2000 and which began booking accounts in the second quarter of fiscal 2001. Period to period new originations of credit card accounts declined from $27.6 million during the first quarter of fiscal 2001 to $20.0 million during the first quarter of fiscal 2002. $17.3 million of the new accounts originated in the first quarter of fiscal 2002 were booked in CSSI. This has the impact of increasing servicing revenue and reducing income from investment in receivables portfolios. Gains on sales of portfolios have decreased from $0.4 million in the first quarter of fiscal 2001 to $0.2 million in the first quarter of fiscal 2002. Servicing fees and other income has increased 253.9% from $0.7 million in the first quarter of fiscal 2001 to $2.6 million in the first quarter of fiscal 2002. This increase reflects the increased number of accounts serviced by us for third parties and unconsolidated subsidiaries formed in connection with securitizations, including CSSI.

Net revenue decreased to $8.2 million in the first quarter of fiscal 2002 from $9.2 million in the first quarter of fiscal 2001 primarily due to an increase in the provision for losses. The provision reported for the first quarter of fiscal 2002 and 2001 was $3.3 million and $2.3 million, 29.2% and 20.4% of core revenues. The provision for losses increased as a result of accrual accounting, which increases the percentage of our credit card receivables that are now on the balance sheet. Our investments in receivables was 44% of total credit card balances at September 30, 2000 versus 59% at September 30, 2001. The relationship of investment in receivables to our credit card balances generally has a direct correlation to the provision of losses as a percentage of core revenues.

EXPENSES. Total operating expenses for the first quarter of fiscal 2002 were $7.1 million, a 24.6% decrease from $9.5 million in the first quarter of fiscal 2001. Operating expenses were 62.8% and 85.4% of core revenues in the first quarter of fiscal 2002 and 2001. The decrease in operating expenses and operating expenses as a percentage of core revenues reflects the reduction in royalty payments and our ability to increase the number of accounts owned and managed while creating efficiencies in our operations. We experienced a 5.8% increase in the aggregate balance of credit card receivables we owned and managed from $113.4 million as of September 30, 2000 to $120.0 million as of September 30, 2001.

Salaries and employee benefits decreased 7.5% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and decreased as a percentage of core revenue from 32.2% in 2001 to 29.2% in 2002. This decrease is mainly due to our reduction of personnel from 323 at September 30, 2000 to 262 at September 30, 2001 which we were able to accomplish because of technology and system enhancements.

Professional and financing fees decreased 13.5% from $0.9 million in the first quarter of fiscal 2001 to $0.8 million in the first quarter of fiscal 2002. Professional fees decreased in fiscal 2002 primarily due to less legal expenses paid by us for class action litigations.

Credit card servicing fees (consisting of telephone expense, marketing mailers cost, postage, and third party credit card services and scrubbing fees) decreased 24.8% from $2.2 million in the first quarter of fiscal 2001 to $1.7 million in the first quarter of fiscal 2002 and decreased as a percentage of core revenue from 20.2% to 14.9%. This reduction is partly due to a reduced volume of receivables acquired by us and CSSI from $404.4 million in the first quarter of fiscal 2001 to $329.9 million in the first quarter of fiscal 2002, but primarily is due to processing efficiencies which lowered our cost per account.

Other expenses declined primarily due to our decision to discontinue the accrual of payments on two mutual business development agreements after November 2000. $1.1 million of payments were expensed in the first quarter of fiscal 2001. The mutual business development agreements are currently in dispute. See "Legal Proceedings". As of September 30, 2001, we have accrued $2.8 million in total, which is our estimate of the amount required to settle the contract disputes and to terminate the agreements.

INTEREST EXPENSE. Interest expense remained fairly constant at $1.4 million in the first quarter of fiscal 2002, a 6.5% increase from $1.3 million in the first quarter of fiscal 2001. Interest expense, as a percentage of core revenue, was 12.2% in the first quarter of fiscal 2001 and increased slightly to 12.7% in the first quarter of fiscal 2002.

INCOME TAX EXPENSE/BENEFIT. Income tax expense or benefit was recorded in the first quarter of 2002 and 2001, respectively. These amounts related to changes in the Company's other comprehensive income and are offset by equal amounts of income tax expense or income tax benefit which is recorded in other comprehensive income. Income tax benefits relating to losses before income taxes of $123,000 and $554,000 in the first quarter of fiscal 2002 and 2001 have been offset by valuation allowances of the same amounts. We will continue to evaluate the valuation allowance and will recognize tax benefits as factors indicate that it is more likely than not that additional future tax benefits will be realized.

NET LOSS. Net loss was $0.5 million in the first quarter of fiscal 2002 compared to $1.3 million in the first quarter of fiscal 2001. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net loss applicable to common shareholders. After the effect of preferred dividends of $0.5 million in each of the first fiscal quarters, the net loss applicable to common shareholders was $1.0 million, or $0.03 per basic and diluted common share, in fiscal 2002; and $1.8 million, or $.05 per basic and diluted common share, in fiscal 2001.

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

In October 1999, through a bankruptcy remote special purpose entity, we established a $17.5 million secured revolving credit line with General Electric Capital Corporation to finance the acquisition of non-performing consumer debt portfolios, which credit line expires in August 2002. Borrowings are non-recourse to us and borrowings availability is based on the age of the non-performing consumer debt portfolios acquired by us coupled with contracts that the subsidiary enters into to resell portfolios to other debt buyers. There was $1.7 million outstanding under the credit line at September 30, 2001 with $0.5 million available for future borrowings. The special purpose entity is consolidated into our financial statements.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This amended Form 10-Q for the period ended September 30, 2001 contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include, among others, the following: Our credit card portfolio may not perform as well as we expect and may not generate sufficient cash flows to fund our operations. We may not be able to finance our operations if we are unable to sell our credit card receivables, if we are unable to secure future financing, including credit line increases, or if we are unable to control our expenses. The market for the sale or securitization of our credit card receivables is limited and could be further limited if there is an increase in competition or regulatory burdens on the industry or if the economy declines. Our operations could be adversely affected if our suppliers and vendors on which we rely to issue and service our credit card products fail to perform or discontinue their agreements with us. If competition increases or if the economy fluctuates, we may not be able to acquire enough credit card receivables on favorable terms to operate profitably. In addition, we could experience a shortfall in revenue if our customers do not pay on their outstanding card balances. We may also be subject to adverse legal determinations in lawsuits pending against us or filed in the future. Additional factors that could cause actual results to differ include: risks associated with future growth; fluctuations in operating results; the need for additional capital; risks associated with consumer acceptance of our products; inability to compete with competitors; potential labor shortages; and our failure to comply with consumer and debtor protection laws and regulations. Certain of these risk factors are more fully discussed in our Annual Report on Form 10-K for the year ended June 30, 2001. We caution you, however, that the list of factors above may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. We assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE CREDIT STORE, INC.




DATE:     March 5, 2002                            By: /s/ Michael J. Philippe
                                                       -----------------------
                                                   Chief Financial Officer