Form 10-Q
period 2002-03-31
CREDIT STORE INC
filed 2002-05-15
CIK 1101851

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2002

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

                                 (800) 240-1855
                                 --------------
                          Registrant's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.001 par value -- 34,851,465 issued and outstanding as of May 1, 2002.

                             THE CREDIT STORE, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.               FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                           Condensed Consolidated Balance Sheets as of March 31, 2002
                           and June 30, 2001                                                              3

                           Condensed Consolidated Statements of Operations
                           for the three months ended March 31, 2002 and
                           March 31, 2001                                                                 4

                           Condensed Consolidated Statements of Operations
                           for the nine months ended March 31, 2002 and
                           March 31, 2001                                                                 5

                           Condensed Consolidated Statements of Cash Flows
                           for the nine months ended March 31, 2002 and
                           March 31, 2001                                                                 6

                           Notes to Condensed Consolidated Financial Statements                           7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     14

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    25

PART II.              OTHER INFORMATION                                                                  26

         Item 1.           Legal Proceedings                                                             26

         Item 2.           Changes in Securities                                                         26

         Item 3.           Defaults under Senior Securities                                              26

         Item 4.           Submission of Matters to Vote of Security Holders                             26

         Item 5.           Other Information                                                             26

         Item 6.           Exhibits and Reports on Form 8-K                                              27

SIGNATURES                                                                                              S-1

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CREDIT STORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                  March 31,         June 30,
                                                                    2002              2001
                                                                ------------     ------------
                                     ASSETS

Cash and cash equivalents                                       $  2,971,444     $  1,853,454
Restricted cash                                                    1,000,000        1,250,000
Accounts and notes receivable, net                                 2,592,559        5,392,845
Prepaid expenses                                                   1,229,572        1,073,283
Amounts due from special purpose entities                            427,619          617,737
Investments in receivable portfolios, net                         43,442,845       32,948,042
Investment in unconsolidated affiliates                                   --        1,000,750
Retained interest in securitized receivables                       7,026,065        7,249,204
Property and equipment, net of accumulated depreciation            4,655,331        5,512,853
Goodwill, net                                                      2,123,558        2,123,558
Deferred tax                                                       2,700,000        2,700,000
Other assets                                                       1,439,025          985,931
                                                                ------------     ------------

                Total assets                                    $ 69,608,018     $ 62,707,657
                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                           $ 10,742,476     $  7,537,895
Senior secured debt                                                9,937,395       15,186,134
Non-recourse debt                                                 13,767,891               --
Repurchase obligations                                             8,393,554        8,000,000
Capitalized lease obligations                                      3,496,407        4,247,093
Subordinated notes and accrued interest payable -
  related party                                                   20,469,125       19,970,834
                                                                ------------     ------------

                Total liabilities                                 66,806,848       54,941,956
                                                                ------------     ------------

REDEEMABLE PREFERRED STOCK, Series A, C, D and E                  26,200,000       26,200,000

PREFERRED STOCK, Series B                                            800,000          800,000

COMMON STOCK, $.001 par value, 65,000,000 authorized,
  34,851,465 outstanding at March 31, 2002 and June 30, 2001          34,851           34,851

OTHER STOCKHOLDERS' EQUITY
Additional paid-in capital                                        23,972,421       23,972,421
Unrealized gain from retained interest in securitized
  receivables, net of tax                                                 --        1,603,350
Accumulated deficit                                              (48,206,102)     (44,844,921)
                                                                ------------     ------------

                Total liabilities and stockholders' equity      $ 69,608,018     $ 62,707,657
                                                                ============     ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended
                                                       -----------------------------
                                                          March 31,        March 31,
                                                           2002             2001
                                                       ------------     ------------
Revenue
    Income from investment in receivable portfolios    $ 11,986,975     $ 10,557,163
    Securitization income and asset sales                   357,926        1,046,104
    Servicing fees and other income                       1,368,605        1,446,425
                                                       ------------     ------------
              Total revenue                              13,713,506       13,049,692

    Provision for losses                                  3,980,103          690,235
                                                       ------------     ------------
               Net revenue                                9,733,403       12,359,457
                                                       ------------     ------------

Expenses

    Salaries and employee benefits                        3,223,162        3,868,786
    Professional and financing fees                         647,614          933,670
    Credit card servicing                                 1,520,047        2,299,633
    Occupancy and equipment expense                         806,360        1,052,683
    Other                                                   510,490          357,104
                                                       ------------     ------------
               Total expenses                             6,707,673        8,511,876
                                                       ------------     ------------

Operating income                                          3,025,730        3,847,581
                                                       ------------     ------------

Interest expense                                          1,506,064        1,002,432
Interest expense - related party                            259,874          446,374
Lender participation expense                              1,228,369               --
                                                       ------------     ------------
Income before income taxes                                   31,423        2,398,775

Income tax expense                                         (220,217)         (54,582)
                                                       ------------     ------------
Net income (loss)                                          (188,794)       2,344,193

Dividends on preferred stock                                500,000          500,000
                                                       ------------     ------------

Net income (loss), applicable to
   common shareholders                                 $   (688,794)    $  1,844,193
                                                       ============     ============

Net income (loss) per common share
    Basic                                              $      (0.02)    $       0.05
                                                       ============     ============
    Diluted                                            $      (0.02)    $       0.05
                                                       ============     ============

Weighted-average common shares outstanding
    Basic                                                34,851,465       34,851,465
                                                       ============     ============
    Diluted                                              34,851,465       34,851,465
                                                       ============     ============

The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Nine Months Ended
                                                       -----------------------------
                                                         March 31,        March 31,
                                                           2002              2001
                                                       ------------     ------------
Revenue
    Income from investment in receivable portfolios    $ 27,141,361     $ 30,496,834
    Securitization income and asset sales                 2,910,289        1,985,675
    Servicing fees and other income                       6,058,073        3,214,806
                                                       ------------     ------------
          Total revenue                                  36,109,723       35,697,315


    Provision for losses                                 11,878,851        6,364,572
                                                       ------------     ------------

               Net revenue                               24,230,872       29,332,743
                                                       ------------     ------------

Expenses

    Salaries and employee benefits                        9,344,207       10,590,028
    Professional and financing fees                       2,451,768        3,121,773
    Credit card servicing                                 5,011,093        6,873,393
    Occupancy and equipment expense                       2,541,194        3,013,353
    Other                                                 1,152,246        2,888,199
                                                       ------------     ------------

               Total expenses                            20,500,508       26,486,746
                                                       ------------     ------------

Operating income                                          3,730,364        2,845,997

Interest expense                                          3,287,507        2,702,737
Interest expense - related party                          1,498,290        1,568,949
Lender participation expense                              1,476,961               --
                                                       ------------     ------------

Loss before income taxes                                 (2,532,394)      (1,425,689)

Income tax (expense) benefit                               (828,786)         225,353
                                                       ------------     ------------

Net loss                                                 (3,361,180)      (1,200,336)

Dividends on preferred stock                              1,500,000        1,500,000
                                                       ------------     ------------

Net loss, applicable to
   common shareholders                                 $ (4,861,180)    $ (2,700,336)
                                                       ============     ============

Net loss per common share
    Basic                                              $      (0.14)    $      (0.08)
                                                       ============     ============
    Diluted                                            $      (0.14)    $      (0.08)
                                                       ============     ============

Weighted-average common shares outstanding
    Basic                                                34,851,465       34,851,465
                                                       ============     ============
    Diluted                                              34,851,465       34,851,465
                                                       ============     ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                      -----------------------------
                                                                        March 31,        March  31,
                                                                          2002             2001
                                                                      ------------     ------------
Cash flows from operating activities:
   Net loss                                                           $ (3,361,180)    $ (1,200,336)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities -
     Provision for credit card losses                                   11,878,851        6,364,572
     Amortization of receivable portfolios discount                    (19,822,489)     (15,649,597)
     Depreciation and amortization                                       1,311,078        1,469,501
     Amortization of retained interest in securitized credit cards      (2,433,239)        (720,321)
     Lender participation                                                1,446,843               --
     Gain from unconsolidated affiliates                                   (29,154)         (21,709)
     Gain on sale of portfolios and retained interests                    (477,051)      (1,265,354)
     Other                                                                 619,538         (479,267)
     Tax expense (benefit)                                                 828,786         (225,353)
     Change in operating assets and liabilities                            196,837        3,689,485
                                                                      ------------     ------------
             Net cash used in
                operating activities                                    (9,841,180)      (8,038,379)
                                                                      ------------     ------------

Cash flows from investing activities:
   Collection of consumer debt and funds advanced                       28,349,142       29,519,073
   Retained interest in securitized credit card receivables             (1,012,768)        (356,686)
   Funds advanced on credit cards                                      (16,824,446)     (21,493,982)
   Purchase of consumer receivables                                     (3,941,584)      (4,164,180)
   Proceeds from sale of portfolios                                     11,088,301        1,151,707
   Acquisition of property and equipment                                  (453,865)      (2,452,769)
                                                                      ------------     ------------
           Net cash provided by
             investing activities                                       17,204,780        2,203,163
                                                                      ------------     ------------

Cash flows from financing activities:

   Net proceeds (payments) from debt                                    (5,575,555)       3,637,268
   Borrowings from capital leases                                          850,882        3,828,948
   Payments on capital lease obligations                                (1,601,568)      (2,251,079)
   Partner distributions from unconsolidated affiliates                     80,631          198,022
   Investment in unconsolidated affiliates                                      --              (10)
   Proceeds from exercises of stock options                                     --          210,350
                                                                      ------------     ------------
           Net cash provided by (used in)
             financing activities                                       (6,245,610)       5,623,499
                                                                      ------------     ------------

           Net increase (decrease) in cash and cash equivalents          1,117,990         (211,717)

Cash and cash equivalents at beginning of period                         1,853,454        2,236,630
                                                                      ------------     ------------

Cash and cash equivalents at end of period                            $  2,971,444     $  2,024,913
                                                                      ============     ============


The accompanying notes are an integral part of these statements.

                             THE CREDIT STORE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - ORGANIZATION

The Credit Store (the "Company") is a technology and information based financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, the Company focuses on consumers who have previously defaulted on debt. The Company reaches these consumers by acquiring their defaulted debt from the lender or subsequent debt owner. Through direct mail and telemarketing operations, these consumers are offered an opportunity to settle their debt, typically at a discount, and transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card. The Company accepts lump sum settlements and installment payment plans from those consumers who do not accept the credit card offer and also resells defaulted debt in the secondary market to other debt buyers.

As of March 31, 2002, the Company had three active subsidiaries, Credit Store Financial, Inc., TCS Funding IV, Inc., and TCS Funding V, Inc. These subsidiaries are wholly owned by the Company; however, only Credit Store Financial, Inc. is consolidated in the enclosed financial statements. Credit Store Financial, Inc. acquires non-performing consumer receivables and contracts with the Company to offer consumers a credit card under the Company's program or to accept settlements or payment plans. TCS Funding IV, Inc. and TCS Funding V, Inc. are qualified special purpose entities and were established for the purpose of purchasing performing credit card receivables from the Company. See Note F - Securitization of Receivable Portfolios.

In December 2001, the Company dissolved its subsidiary American Credit Alliance, Inc. ("ACA"). Prior to dissolution of ACA, the Company purchased a 50% interest in Dakota Card Fund II, LLC ("DCF"), which combined with the 50% ownership interest ACA had in DCF, resulted in DCF being wholly owned by the Company. The Company then dissolved DCF, concurrent with the dissolution of ACA.

In December 2001, at the direction of its lender, the Company's wholly owned subsidiary Credit Store Financial, Inc. ("CSFI"), a special purpose entity, purchased all of the assets and assumed all of the liabilities of the Company's wholly owned subsidiary Credit Store Services, Inc. ("CSSI"), a qualified special purpose entity. Prior to this transaction, CSFI was an inactive subsidiary of the Company. See Note F - Securitization of Receivable Portfolios and Note G - Senior Secured Debt, Non-Resource Debt, and Repurchase Obligations.

On December 31, 2001, Credit Store Capital Corp. ("CSCC"), a subsidiary of the Company, paid the outstanding balance of its revolving credit line with proceeds from a portfolio sale. Concurrently with the portfolio sale and debt repayment, the Company inactivated CSCC by direct assumption of its assets and liabilities other than its regulatory licenses. See Note G -Senior Secured Debt, Non-Recourse Debt, and Repurchase Obligations.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended June 30, 2001 contained in the Company's annual report on Form 10-KA for the year ended June 30, 2001.

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and March 31, 2001, and the results of operations and cash flows for the nine months ended March 31, 2002 and March 31, 2001. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the full year.

NOTE C - FINANCIAL RESTATEMENT

Subsequent to June 30, 2001 and prior to the filing of the Form 10-Q for the quarter ending December 31, 2001, the Company discovered an error in its calculation of the fair market value of its retained interests associated with two securitization transactions. The error resulted in the restatement of the consolidated financial statements for the year ended June 30, 2001 and the quarter ended September 30, 2001. As a result the Company filed amendments to its Annual Report for the year ended June 30, 2001 and the quarter ended September 30, 2001. Please refer to those previously filed documents. The effects of those restatements have been included in the nine months ended March 31, 2002.

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The Company's basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) applicable to common stockholders is computed by deducting or adding dividends on preferred stock from net income or net loss, respectively. The Company's diluted net income (loss) per common share is computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

NOTE E - ACCOUNTING PRONOUNCEMENTS

Accounting Method Change for Goodwill and Intangible Assets
-----------------------------------------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The Company has chosen to adopt the provisions of SFAS No. 142 as of July 1, 2001.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed as described below:

         Goodwill and Intangibles with Indefinite Lives: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to July 1, 2001, goodwill was amortized over periods of up to 15 years. Beginning July 1, 2001, goodwill is no longer amortized.

For the three and nine month period ended March 31, 2001, the Company would have reported an increase in net income and a decrease in net loss of $52,000 and $155,000 respectively if SFAS 142 had been adopted. There would have been no change in net income (loss) per common share for each period.

Reclassification of Preferred Stock
-----------------------------------

The Securities and Exchange Commission issued Staff Topic No. D-98 which provides clarification on the balance sheet classification and measurement of redeemable equity securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's majority shareholder and former director is the beneficial owner of approximately 40% of the Company's fully diluted outstanding shares of common stock and owns all of the Company's Series A, C, D and E Preferred stock. The Series A Preferred stock contains preferential voting rights giving this shareholder approximately 80% of all votes entitled to be voted. Based on the guidance in Staff Topic No. D-98, the redemption of the Series A, C, D and E is deemed to be outside the control of the Company. Therefore, the Company has reclassified these securities outside of permanent equity for all periods presented. The Company does not expect this reclassification will have a material effect on the liquidity or capital resources of the Company.

Impairment or Disposal of Long-Live Assets
------------------------------------------

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company does not believe this pronouncement will have a material effect on its financial statements.

NOTE F - SECURITIZATION OF RECEIVABLE PORTFOLIOS

On December 1, 2001, at the direction of its lender, CSSI sold its assets to CSFI in exchange for CSFI's assumption of CSSI's liabilities. CSSI is a qualified SPE, therefore it was not consolidated in the Company's financial statements. CSFI is not a qualified SPE and is consolidated in the Company's financial statements. The acquired assets were valued at $18.4 million which was based on the fair value of the assumed liabilities on December 1, 2001. The assumed liabilities included $14.5 million of CSSI's outstanding notes to its lender and additional liabilities of $3.9 million. The transaction also removed $2.2 million of investment in retained interest from the Company's financial statements.

The Company has established two wholly owned qualified special purpose entities for the purpose of purchasing performing credit card receivables from the Company. These entities are not consolidated in the Company's financial statements.

         - TCS Funding IV, Inc. ("TCS IV"), established in May 2000, has a secured credit facility with a MM&S Investments Corporation ("MM&S") to finance the purchase of credit card receivables. MM&S has a senior secured interest in the pool of performing credit card receivables owned by TCS IV. These receivables constitute all the assets owned by TCS IV. The initial sale of credit card receivables to TCS IV on May 31, 2000 was for approximately $12.1 million. TCS IV provided $10.0 million of the purchase price and the remaining approximately $2.1 million was recorded as retained interest by the Company. An unrealized gain of approximately $0.6 million, included in the retained interest, was recorded net of tax as a separate component of stockholders equity. Subsequent to the initial sale, TCS IV purchased additional performing credit card receivables from the Company that were recorded similar to the initial sale. As of March 31, 2002, no new advances are available under the facility. The facility was amended March 31, 2002, so that through September 30, 2002, collections on the receivables held by TCS IV less servicing fees and interest (currently 9.75%) are applied to fund new credit card purchases and advances with any excess funds applied to the principal balance. After October 1, 2002, the TCS IV, credit facility requires that all collections on receivables held by TCS IV less servicing fees and interest at prime plus 2.5% be applied to the principal balance. After October 1, 2002, the Company will be required to fund all new charges on the credit card accounts held by TCS IV until the outstanding balance is repaid. At March 31, 2002, the outstanding balance under this credit facility was $8.6 million, TCS IV owned $13.7 million principal face value of credit card receivables and had a cash reserve of $0.9 million.

         - TCS Funding V, Inc. ("TCS V"), established in May 2001, entered into a $4.0 million secured credit facility with MM&S to finance the purchase of credit card receivables. MM&S has a senior security interest in the pool of performing credit card receivables owned by TCS V. These receivables constitute all the assets owned by TCS V. The initial $4.9 million sale of credit card receivables to TCS V included receivables with a principal balance of approximately $5.7 million. TCS V paid $4.0 million of the sale price and the remaining $0.9 million of the sale was recorded as a retained interest. The unrealized gain of approximately $0.1 million, included in retained interest, was recorded net of tax as a separate component of stockholders equity. As of March 31, 2002, no advances are available under the facility. The facility was amended on May 13, 2002 to allow collections on the receivables held by TCS V, less servicing fees and interest (currently 9.75%), to be applied to fund new credit card purchases and advances with any excess funds applied to the principal balance. As of November 1, 2002, the TCS V credit facility requires that collections on the receivables held by TCS V, less servicing fees and interest at prime plus 2.5% are applied to the principal balance. As of November 1, 2002, the Company is required to fund all new charges and advances on the credit card accounts held by TCS V until the outstanding balance is repaid. At March 31, 2002, the outstanding balance under this credit facility was $3.2 million principal, TCS V owned $5.0 million principal face amount in credit card receivables and had a $0.2 million cash reserve account.

The following summarizes the changes in the balance of the Company's retained interest for the nine months ended March 31, 2002:

                                                            Gross         Estimated
                                          Amortized       unrealized        fair
                                            cost            gains           value
                                         -----------     -----------     -----------
Balance at July 1, 2001                  $ 4,817,071     $ 2,432,133     $ 7,249,204
Retained interests in portfolios sold        895,386              --         895,386
Interest accrued                           2,433,239              --       2,433,239
Retained interests transferred*           (1,119,631)     (1,051,303)     (2,170,934)
Change in unrealized gain                         --      (1,380,830)     (1,380,830)
                                         -----------     -----------     -----------
Balance at March 31, 2002                $ 7,026,065     $        --     $ 7,026,065
                                         ===========     ===========     ===========

* CSFI's acquisition of CSSI's assets resulted in the transfer of retained interests as of December 1, 2001. These retained interests are eliminated in the consolidation of CSFI with the Company as the related assets are reflected in investments in receivable portfolios.

NOTE G - SENIOR SECURED DEBT, NON-RECOURSE DEBT, AND REPURCHASE OBLIGATIONS

On December 1, 2001, CSFI entered into a $25.0 million credit facility with The Varde Fund, L.P. ("Varde") to finance purchases of non-performing consumer debt portfolios. Varde has a senior security interest in the portfolios purchased and the debt is nonrecourse. Under the facility, Varde finances 95% of the acquisition price of the non-performing consumer debt portfolios and the Company finances the remaining 5% of the acquisition price. The facility expires in October 2003 and future borrowings under the facility are subject to Varde's sole discretion. As of March 31, 2002, the outstanding principal and interest balance owed to Varde under this $25 million non-revolving facility was $3.4 million, with $21.4 million remaining available. Additionally, the Company's outstanding principal and interest owed to Varde under a previous facility established in CSSI and transferred to CSFI as of March 31, 2002, was $10.4 million. Amounts loaned by Varde bear interest at an annual rate of 15% per year. Varde is also entitled to share in cash flows in excess of servicing fees and new funding requirements on the credit card accounts after principal has been paid. The Company accrues, on a discounted basis, an estimate of the amounts to be paid to Varde as a lender participation liability on a discounted basis. On March 31, 2002, this estimated liability was $3.8 million.

CSFI also established a $1.0 million secured working capital credit line with Varde in December 2001 which was fully drawn as of March 31, 2002. This line of credit had an initial maturity date of April 15, 2002, was repaid on that date, and subsequently was increased to $1.5 million and maturity extended to June 25, 2002. Advances in excess of $1.0 million are at the sole discretion of Varde.

On November 30, 2000 the Company entered into a credit card receivables repurchase agreement with Plains Commerce Bank. Under the agreement, Plains Commerce Bank purchased credit card receivables from the Company for $8.0 million. The Company exercised its option to repurchase the receivables on January 4, 2002. On December 31, 2001 the Company entered into a repurchase agreement with Thornton Capital Advisors and Recovery Partners II ("Thornton/Recovery"). In accordance with the repurchase agreement, on January 4, 2002, Thornton/Recovery purchased $10.5 million principal face value of receivables for $8.0 million. The Company used the proceeds of this sale to exercise the Plains Commerce Bank repurchase option. The Company may repurchase the receivables at any time and is required to repurchase the receivables upon an insolvent event. As of May 1, 2002, on 60 days notice, Thornton/Recovery can require the Company to repurchase the portfolio for the remaining purchase price. If the Company is unable to repurchase the portfolio, Thornton/Recovery could sell the receivables and would have recourse to the Company for any amounts due, subject to the restrictions in the intercreditor and subordination agreement with Coast. The Company's obligations under this agreement are secured by a second lien on substantially all its assets, subordinated to Coast Business Credit. Under the Repurchase Agreement, Thornton/Recovery receives a required return of the amounts collected on the receivables. The percentage was 12% at closing and increased to 37.5% as of March 5, 2002. After Thornton/Recovery has been paid its percentage, collections are applied to the repurchase price of the portfolio. The Company is required to maintain receivables coverage of 125% of the repurchase price. As of March 31, 2002, the repurchase price was $7.4 million and the principal face value of the receivables was $9.3 million.

The Company entered into a credit card receivables repurchase agreement in September 2001 with North Division Associates ("NDA") whereby NDA purchased credit card receivables in the principal face amount of $2.2 million from the Company for $0.5 million. The repurchase option expires July 31, 2002. As of March 31, 2002, the repurchase price was $0.4 million and the principal face amount of the receivables was $1.8 million. If the Company does not exercise its option to repurchase, upon 30 days notice, NDA can require the Company to repurchase the portfolio. For financial statement purposes, the Company treats these repurchase agreements as financing transactions.

Since April 1998, the Company has maintained a financing arrangement with Coast Business Credit. This revolving line of credit is collateralized by substantially all the Company's assets and may not exceed a monthly borrowing base computed based on a formula that is dependent primarily on the performance and maturity of the Company's eligible receivables as defined by the agreement. The credit facility currently has an expiration date of, and the outstanding balance matures on July 31, 2002. Amounts borrowed under the line of credit bear interest at an annual rate equal to prime plus 2.5% with a minimum of 9%. The agreement requires the Company to maintain a tangible net worth of $20.0 million. Prior to the maturity date, the Company is required to permanently reduce the credit line by 60% of net cash proceeds derived by it from sales or securitizations of credit card receivable portfolios. The maximum credit line was $9.6 million as of March 31, 2002. The amount available at March 31, 2002, based on the borrowing base under the credit line was $9.1 million, of which $8.9 million was drawn.

The Company received secured financing from a related party, JLB of Nevada. The notes are payable on demand but are subordinated to the Company's senior secured revolving credit lines and its obligations under the repurchase agreement with Thornton Capital Advisors/Recovery Partners II. At March 31, 2002, the principal amount outstanding on these notes totaled $17.3 million and accrued but unpaid interest totaled $3.1 million. Effective January 1, 2002 the interest rate on these notes was changed from a fixed rate of 12% to a variable rate of prime plus 1 1/4%, with a minimum rate of 6% and a maximum rate of 12% and payment of interest was deferred until July 15, 2003 provided JLB of Nevada continues to hold the notes. A subsequent holder may demand payment of up to 20% of the accrued interest, if any, on or prior to July 15, 2003.

On December 31, 2001, the $17.5 million credit facility CSCC had with General Electric Capital Corporation was cancelled. CSCC paid the outstanding balance of $1.3 million with proceeds of a sale of non-performing consumer debt accounts.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, receives notices of consumer complaints from regulatory agencies and is named as a defendant in legal actions filed by those who have been solicited to participate in its credit card programs. Currently pending against the Company are: (i) two class action lawsuits and (ii) one suit concerning a Development Agreement. The Company has been informed by O. Pappalimberis Trust that they intend to file suit against the Company alleging breach of a Development Agreement. The Development Agreements are discussed in Note I. The Company does not believe that pending litigation and regulatory complaints involving the Company will have a material adverse effect on the Company's consolidated financial position and results of operations. However, a significant judgment against the Company in one or more of the lawsuits could subject the Company to a monetary judgment and /or require the Company to modify its methods of operation, either of which could have a material adverse effect on the Company's results of operations or financial condition.

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

The Company has been informed by O. Pappalimberis Trust that they intend to file suit against the Company alleging breach of the Development Agreement.

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

The Company has estimated that it is probable that at least $2.8 million will be required to settle the contract disputes and terminate the agreements. The majority of this amount was accrued during the fourth quarter of fiscal 2001 and the entire amount is included in accrued expenses at March 31, 2002 and June 30, 2001. No additional amounts have been accrued in the three and nine months ended March 31, 2002.

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

March 31, 2002 reflects the consolidation of CSFI as of December 1, 2001. The following summarizes the components in the balance of the investments in receivable portfolios for the following periods:

                                                                   March 31,        June 30,
                                                                     2002            2001
                                                                 -----------     -----------
         Cost and amortization of
             receivable portfolios discount                      $20,875,042     $ 9,281,048
                                                                 -----------     -----------

         Principal funded on new advances and purchases          $29,289,330     $27,456,560
         Accrued interest on principal funded                        431,730         376,749
         Accrued fees                                                364,936         339,517
                                                                 -----------     -----------
                                                                  30,085,996      28,172,826
                                                                 -----------     -----------
         Less

         Provision for losses on credit card receivables           7,060,442       3,856,882
         Unearned fees                                               457,751         648,950
                                                                 -----------     -----------
                                                                   7,518,193       4,505,832
                                                                 -----------     -----------

         Investments in receivable portfolios - net              $43,442,845     $32,948,042
                                                                 ===========     ===========

         Total credit card balances (1)                          $97,846,448     $66,184,418
                                                                 ===========     ===========

         Investment in receivables portfolios as a percentage
             of total credit card balances                             44.4%           49.8%

         Available credit (2)                                    $ 9,323,752     $ 9,355,862
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Credit Store, Inc. is a technology and information based, financial services company that provides credit card products to consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Unlike traditional credit card companies, we focus on consumers who have previously defaulted on debt. We reach the consumers by acquiring their defaulted debt from the lender or subsequent debt owner. Through direct mail and telemarketing operations, we offer these consumers an opportunity to settle their debt, typically at a discount, and transfer the agreed settlement amount to a newly issued unsecured MasterCard(R) or Visa(R) credit card. The new card is issued with an initial balance and credit line equal to the agreed repayment amount. We accept lump sum settlements and installment payment plans from those consumers who do not accept our credit card offer and also resell defaulted debt in the secondary market. After six or more on-time payments have been made on a consumer's outstanding credit card balance we consider the account seasoned and available to sell or securitize. The cash flows, interest and fee income from our performing credit cards, collection activities, and sales activities combine to generate a return on our investment in receivables portfolios.

Critical Accounting Policies
-----------------------------

Our accounting policies are provided on pages F-9 through F-14 of our June 30, 2001 Form 10-KA. We believe the most critical accounting policies are securitization accounting, retained interest in securitized credit card receivables, income from investments in receivable portfolios and allowance for credit card losses. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, financial statement disclosure concerning contingent assets and liabilities and revenue and expenses during the reporting period. We review estimates and assumptions used in the application of US GAAP on a regular basis. However it is possible that these estimates and assumptions may change and this change could be material to our financial position.

Securitization Accounting
-------------------------

We apply Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to securitized financial asset transactions. SFAS No. 140 requires us to recognize the financial and servicing assets we control and the liabilities we incur and to derecognize financial assets when control has been surrendered. The proceeds of securitized financial asset transactions are allocated to the assets sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date in determining the gain on the securitization transaction.

Retained Interest in Securitized Credit Card Receivables
--------------------------------------------------------

We account for our retained interest in securitized credit card receivables as a debt security classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and carry the retained interest at fair value. We use a "cash-out" basis in determining fair value based on a discounted expected future net cash flow perspective. The cash out method projects cash collections to be received only after all amounts owed to investors have been paid. On a monthly basis management reviews the fair value assumptions, which are based on the expected cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require, and adjusts the asset value accordingly. We provide for losses immediately when the recorded fair value is greater than the present value of expected future net cash flows.

We accrue income on the retained interest in securitized credit card receivables based on the effective interest rate applied to its original cost basis, adjusted for previously accrued interest and cash payments. The effective interest rate is the rate of return determined based on the timing and amounts of expected future net cash flows for the underlying pool of securitized credit card receivables.

Income from Investment in Receivable Portfolios
-----------------------------------------------

We recognize income from investment in receivable portfolios based on the accrual method within the provisions of AICPA's Practice Bulletin No. 6 "Amortization of Discounts on Certain Acquired Loans." Prior to June 1, 2000, we recognized income from investment in receivable portfolios in accordance with Practice Bulletin No. 6 under the cost recovery method. We believe our cash flow projection models, based on historical portfolio data, provide reasonable information relative to the probability of the timing and amount of cash flows from our investments in receivable portfolios to be used in the determination of recognized income.

Under the accrual basis of accounting, amortization of receivable portfolios discount is accrued based on the effective interest rate determined for each pool applied to each pool's carrying value as of June 1, 2000, adjusted for previously accrued interest and cash payments, or its cost if purchased after June 1, 2000. The effective interest rate is the rate of return determined based on the timing and amounts of actual cash received since the date of adoption of accrual accounting or since the pool's purchase date, if purchased after June 1, 2000, and anticipated future cash flow projections for each pool. The amount of discount accrued involves numerous estimates and assumptions principally relating to the current market environment, provision for expected losses, and each pool's underlying characteristics.

Allowance for Credit Card Losses
--------------------------------

The Company's provision for credit card losses includes current period losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit card losses at a level that reflects known and inherent risks in the credit card portfolio. The overall allowance for credit card losses evaluation requires management consideration of several factors, including: historical trends of charge-off activity for each credit card portfolio as well as current economic conditions and the impact that such conditions might have on a borrowers' ability to repay. Significant changes in these factors could affect the adequacy of the allowance for credit card losses in the near term.

RESULTS OF OPERATIONS

REVENUES. Total revenue for the three months and nine months ended March 31, 2002 was $13.7 million and $36.1 million, respectively, reflecting 5.0% and 1.2% increases from the $13.0 million and $35.7 million recorded during the prior fiscal year comparable periods. Core revenues (revenue from all activities other than portfolio sales and interest in affiliate revenues) increased 8.6% from $12.5 million in the third quarter of fiscal 2001 to $13.6 million in the third quarter of fiscal 2002 and increased 3.5% from $34.4 million in the first nine months of fiscal 2001 to $35.6 million in the first nine months of fiscal 2002. While total and core revenues increased slightly, the mix of core revenues changed due to the fact that the majority of new credit card accounts prior to December 1, 2001 were being originated in our unconsolidated subsidiary, Credit Store Services, Inc. ("CSSI"), a wholly owned qualified special purpose entity, established by us in July 2000 and which began booking accounts in the second quarter of fiscal 2001. As an unconsolidated subsidiary, the primary revenue we derived from business conducted in CSSI was the servicing fees we earned, as opposed to income from investment in receivables portfolios that we record for business that is consolidated in our financial statements. On December 1, 2001, the assets and liabilities of CSSI were sold to our consolidated subsidiary, Credit Store Financial, Inc. ("CSFI"), a wholly owned special purpose entity that is consolidated for financial statement purposes. For future periods, we anticipate the consolidation of CSFI will result in continued decreased servicing fees and increased income from investment in receivable portfolios as was experienced in the present quarter. Specifically, servicing fees and other income decreased 5.4% from $1.446 million in the third quarter of fiscal 2001 to $1.369 million in the present quarter while income from credit card receivables increased 13.5% from $10.6 million in the third quarter of fiscal 2001 to $12.0 million in the present quarter.

Period to period new originations of credit card accounts increased 16.1% to $26.5 million during the third quarter of fiscal 2002 from $22.9 million during the third quarter of fiscal 2001 and decreased 5.4% from $71.4 million during the first nine months of fiscal 2001 to $67.6 million in the first nine months of fiscal 2002. Approximately $17.3 million and $30.3 million of the new accounts originated in the first three and nine months of fiscal 2002 were booked in CSSI.

Net revenue decreased to $9.7 million in the third quarter of fiscal 2002 from $12.4 million in the third quarter of fiscal 2001 and decreased to $24.2 million in the first nine months of fiscal 2002 from $29.3 in the first nine months of fiscal 2001 primarily due to an increase in the provision for losses. The provision reported for the third quarter of fiscal 2002 was $4.0 million or 29.3% of core revenues as compared to $0.7 million, or 5.5% of core revenues for the third quarter of fiscal 2001. The provision for the first nine months of fiscal 2002 was $11.9 million or 33.3% of core revenues as compared to $6.4 million or 18.5% of core revenues for the first nine months of 2001. The provision for losses is directly related to the new credit activity of our cardholders (new funding, interest and fees) recorded on our balance sheet and general economic conditions. The provision for losses increased from prior fiscal periods as a result of the inclusion of $11.5 million of new credit activity balances in CSFI effective December 1, 2001 (in the prior year comparable periods these balances were in the unconsolidated subsidiary CSSI). The incremental provision for losses included for CSFI in the three and nine month periods ending March 31, 2002 was $1.3 million and $1.8 million. The provision for losses also increased as a result of a higher level of charge-offs in the third quarter of fiscal 2002 due to economic conditions.

                                   THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
      REVENUES                      MARCH 31, 2002       MARCH 31, 2001       MARCH 31, 2002      MARCH 31, 2001
      --------                     -----------------    ------------------   -----------------   -----------------
Income from investment in
receivable portfolios                $11,986,975          $10,557,163          $27,141,361          $30,496,834
Securitization income                    228,116              500,024            2,433,239              720,321
Servicing fees and other income        1,368,605            1,446,425            6,058,073            3,214,806
                                     -----------          -----------          -----------          -----------
     Core Revenue                     13,583,696           12,503,612           35,632,673           34,431,961
Gains on Sales                           129,810              546,080              477,050            1,265,354
                                     -----------          -----------          -----------          -----------
     Total Revenue                    13,713,506           13,049,692           36,109,723           35,697,315
Provision for Losses                   3,980,103              690,235           11,878,851            6,364,572
                                     -----------          -----------          -----------          -----------
     Net Revenue                     $ 9,733,403          $12,359,457          $24,230,872          $29,332,743

EXPENSES. Total operating expenses for the third quarter and first nine months of fiscal 2002 were $6.7 million and $20.5 million, a 21.2% decrease from $8.5 million in the third quarter of fiscal 2001 and a 22.6% decrease from $26.5 million in the first nine months of fiscal 2001. Operating expenses were 49.4% and 57.5% of core revenues in the third quarter and first nine months of fiscal 2002 compared to 68.1% and 76.9% in the third quarter and first nine months of fiscal 2001. Our operating expenses and our operating expenses as a percentage of core revenues decreased as a result of a reduction in royalty payments, an increase in the number of accounts owned, and increased efficiencies in our servicing and marketing operations. We experienced a 2.6% increase in the aggregate balance of credit card receivables we owned and managed from $117.4 million as of March 31, 2001 to $120.4 million as of March 31, 2002. Originations of new credit card accounts for the third quarter and first nine months of fiscal 2002 were $26.5 million and $67.6 million compared to $22.9 million in the first quarter of fiscal 2001 and $71.4 million in the first nine months of fiscal 2001.

Salaries and employee benefits expense was 16.7% lower in the third quarter of fiscal 2002 than in the third quarter of fiscal 2001 and 11.8% lower in the first nine months of fiscal 2002 than in the comparable period of fiscal 2001. Salaries and employee benefit expense also decreased as a percentage of core revenue in all comparable periods. This decrease is mainly due to a personnel reduction from 326 at March 31, 2001 to 269 at March 31, 2002 resulting from technological enhancements and operational efficiencies. As disclosed in our Form 8K filing on April 19, 2002, we also recently reduced our work force by 15 employees, or approximately 5.6% of the total number of employees, in an effort to further capitalize on operating efficiencies and lower our operating costs.

Professional and financing fees decreased $0.6 million, or 21.5%, from $3.1 million in the first nine months of fiscal 2001 to $2.5 million in the first nine months of fiscal 2002 and decreased $0.3 million, or 30.6% from $0.9 million in the third quarter of fiscal 2001 to $0.6 million in the third quarter of 2002. This decrease is primarily due to less legal expenses paid by us for class action litigations.

Credit card servicing fees (consisting of telephone expense, marketing mailers cost, postage, and third party credit card services and scrubbing fees) decreased 33.9% from $2.3 million in the third quarter of fiscal 2001 to $1.5 million in the third quarter of fiscal 2002 and decreased as a percentage of core revenue from 18.4% to 11.2%. Credit card servicing fees of $5.0 million in the first nine months of fiscal 2002 were 27.1% less than the $6.9 million in credit card servicing fees recorded in the first nine months of fiscal 2001. This reduction is due, in part, to a reduced volume of receivables acquired by CSSI and us. We, along with CSSI, acquired $423.4 million principal face amount of non-performing consumer receivables in the third quarter of fiscal 2001 compared to $202.8 million in the third quarter of fiscal 2002, and $1.1 billion principal face amount of non-performing consumer receivables in the first nine months of fiscal 2001 compared to $658.3 million in the first nine months of fiscal 2002. Additionally, technological enhancements and operating efficiencies have lowered our cost per account.

Other expenses for the nine month comparative periods declined primarily due to our decision to discontinue the accrual of payments on two mutual business development agreements after November 2000. The mutual business development agreements are currently in dispute. See "Legal Proceedings". We believe that at least $2.8 million will be required to settle the contract disputes and terminate the agreements. The majority of this amount was accrued during the fourth quarter of fiscal 2001 and is included in accrued expenses at March 31, 2002 and June 30, 2001. No additional amounts have been accrued in the three and nine months ended March 31, 2002.


                                 THREE MONTHS          THREE MONTHS         NINE MONTHS           NINE MONTHS
                                     ENDED                 ENDED                ENDED                 ENDED
    EXPENSES                     MARCH 31, 2002        MARCH 31, 2001       MARCH 31, 2002        MARCH 31, 2001
    --------                     --------------        --------------       --------------        --------------
Salaries and employee             $ 3,223,162           $ 3,868,786           $ 9,344,207           $10,590,028
benefits
Professional and financing            647,614               933,670             2,451,768             3,121,773
fees
Credit card servicing               1,520,047             2,299,633             5,011,093             6,873,393
Occupancy and equipment               806,360             1,052,683             2,541,194             3,013,353
expense
Other                                 510,490               357,104             1,152,246             2,888,199
                                  -----------           -----------           -----------           -----------
     Total expenses               $ 6,707,673           $ 8,511,876           $20,500,508           $26,486,746

INTEREST AND LENDER PARTICIPATION EXPENSE. Interest expense increased from $1.4 million in the third quarter of fiscal 2001 to $1.8 million in the third quarter of fiscal 2002, and increased from $4.3 million in the first nine months of fiscal 2001 to $4.8 million in the first nine months of fiscal 2002. These increases reflect the assumption by CFSI of CSSI's liabilities as of December 1, 2001. The lender participation expense related to Varde's estimated participation in future excess cash flows was $1.2 million for the third quarter of fiscal 2002 and $1.5 million for the first nine months of fiscal 2002 (these liabilities were included in the books of CSSI an unconsolidated subsidiary prior to December 1, 2001). Interest expense, as a percentage of core revenue, for the third quarter and first nine months of fiscal 2002 was 13.0% and 13.4%, compared to 11.6% and 12.4% in the comparable periods of fiscal 2001.

                            THREE MONTHS           THREE MONTHS          NINE MONTHS          NINE MONTHS
                                ENDED                 ENDED                 ENDED                ENDED
                           MARCH 31, 2002         MARCH 31, 2001       MARCH 31, 2002        MARCH 31, 2001
                           --------------         --------------       --------------        --------------
Interest expense             $1,765,938            $1,448,806           $4,785,797            $4,271,686
Lender participation         $1,228,369                    --           $1,476,961                    --
expense

INCOME TAX EXPENSE/BENEFIT. Income tax expense or benefit was recorded in the third quarter and first nine months of fiscal 2002 and 2001. These amounts are related to changes in our other comprehensive income and are offset by equal amounts of tax expense or tax benefit, which is also recorded in other comprehensive income. Income tax benefits during the periods relating to losses before income taxes have been offset by a valuation allowance. We will continue to evaluate the valuation allowance and will recognize tax benefits if factors indicate that it is more likely than not that additional future tax benefits will be realized.

                            THREE MONTHS           THREE MONTHS          NINE MONTHS          NINE MONTHS
                                ENDED                 ENDED                ENDED                ENDED
                            MARCH 31, 2002        MARCH 31, 2001       MARCH 31, 2002       MARCH 31, 2001
                            --------------        --------------       --------------       --------------
Income tax (expense)          $(220,217)             $(54,582)           $(828,784)             $225,353
benefit

NET INCOME (LOSS). Net loss was $0.2 million in the third quarter of fiscal 2002 compared to net income of $2.3 million in the third quarter of fiscal 2001. Net loss was $3.4 million in the first nine months of fiscal 2002 compared to net loss of $1.2 million in the first nine months of fiscal 2001. Dividends on preferred stock have accumulated but have not been declared and are not yet payable. However, we treat the dividends as declared and payable for the purpose of calculating net income (loss) applicable to common shareholders. After the effect of preferred dividends of $0.5 million in each of the third fiscal quarters, the net loss applicable to common shareholders was $0.7 million, or $0.02 per basic and diluted common share, in the third quarter of fiscal 2002 compared to net income applicable to common shareholders of $1.8 million, or $0.05 per basic and diluted common share in the third quarter of fiscal 2001. After the effect of preferred dividends of $1.5 million in each of the first nine months of the fiscal years, the net loss applicable to common shareholders was $4.9 million, or $0.14 per basic and diluted common share, in the first nine months of fiscal 2002; and $2.7 million, or $0.08 per basic and diluted common share, in the first nine months of fiscal 2001. The amount of undeclared dividends was $7.7 million at March 31, 2002.


                                     THREE MONTHS        THREE MONTHS          NINE MONTHS          NINE MONTHS
                                         ENDED               ENDED                ENDED                ENDED
                                    MARCH 31, 2002      MARCH 31, 2001       MARCH 31, 2002        MARCH 31, 2001
                                    --------------      --------------       --------------        --------------
Net income (loss)                   $  (188,794)         $ 2,344,193          $(3,361,180)          $(1,200,336)
Dividends on preferred stock            500,000              500,000            1,500,000             1,500,000
                                    -----------          -----------          -----------           -----------
Net income (loss) applicable to
common shareholders                 $  (688,794)         $ 1,844,193          $(4,861,180)          $(2,700,336)

CREDIT CARD RECEIVABLE QUALITY

The delinquency chart below includes all our owned and managed credit card receivables but does not include receivables in accounts that have not yet made a first payment. Because these accounts are not yet performing and may be closed, including them would distort the reporting of actual delinquencies on our performing portfolio of accounts. We tend to experience our highest delinquency rates during the holiday season, which falls within our second fiscal quarter. The delinquency rates typically fall during the third fiscal quarter, as cardholders make payments on their holiday season purchases and receive tax refunds.

                                DELINQUENCIES AS A PERCENTAGE OF OWNED AND MANAGED CREDIT CARD RECEIVABLES
                                                                AS OF
                       MAR. 31, 2001        JUNE 30, 2001       SEPT 30, 2001         DEC. 31, 2001       MAR. 31, 2002
                       -------------        -------------        ------------         -------------       -------------
Owned
Receivables
Amount                 $ 72,775,407         $ 54,936,629         $ 50,278,337         $ 77,353,508         $ 84,984,530

Managed
Receivables
Amount                 $ 31,671,150         $ 49,843,613         $ 54,665,516         $ 25,871,840         $ 23,740,285

Total
Receivables
Amount                 $104,446,557         $ 104,7870,242       $104,943,853         $103,225,348         $108,724,816
                       ------------         --------------       ------------         ------------         ------------

                                                         (PERCENT OF TOTAL)

Loans
Delinquent:
30 to 59
days                      10.11%               11.36%               10.78%              11.39%                9.38%

60 to 89
days                       4.59%                6.30%                5.69%               6.30%                3.75%

90 to 119
days                       4.18%                4.98%                5.23%               5.14%                3.92%


Total 60 or more           8.76%               11.28%               10.92%              11.44%                7.67%


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

CASH FLOWS FROM OPERATING ACTIVITIES

Our operating activities used $9.8 million of cash in the first nine months of fiscal 2002, compared to $8.0 million in the first nine months of fiscal 2001. At March 31, 2002, we had $3.0 million of cash and cash equivalents, compared to $1.9 million at June 30, 2001. We maintain restricted cash reserves at our banks to facilitate the funding of new charges and advances on our customers' credit cards. These restricted balances were $1.0 million at March 31, 2002 and $1.3 million at June 30, 2001.

CASH FLOWS FROM INVESTING ACTIVITIES

We use cash to purchase non-performing consumer debt portfolios and to fund new charges and advances incurred by the holders of credit cards we originate from these portfolios. Our primary source of cash is proceeds of the debt payments from consumers either from collection based activities or cardholder payments on originated credit card accounts. Another significant source of cash is the proceeds of resale of non-performing consumer debt portfolios and sales and/or securitizations of credit card receivable portfolios.

During the nine months ended March 31, 2002, investing activities supplied $17.2 million in cash flow compared to $2.2 million in the first nine months of fiscal 2001. This increase is due primarily to the excess of cardholder cash payments over new cardholder charges on the credit cards, the resale of accounts, and the consolidation effective December 1, 2001 of portfolios that were previously held in our unconsolidated subsidiary CSSI. We received $28.3 million from collection activities and credit card payments, an excess of $11.5 million over credit card funding activity in the first nine months of fiscal 2002, compared to an excess of $8.0 million in the first nine months of fiscal 2001. Resale proceeds generated $11.1 million during the period compared to $1.2 million in the prior comparable period. Cash flows were used to fund the purchase of portfolios of non-performing consumer debt of $3.9 million in the nine months ended March 31, 2002 compared to $4.2 million in the prior comparable period and to fund the retained interests in securitizations and acquire property and equipment of $1.5 million in the nine months ended March 31, 2002 compared to $2.8 million in the prior comparable period.

Although credit card and collection activities are classified as cash flows from investing activities according to GAAP, this source of cash is the primary source of cash for our operating activities.

CASH FLOWS FROM FINANCING ACTIVITIES

On March 15, 2002 we established a $3.0 million senior secured revolving credit line with Plains Commerce Bank. The bank has a senior security interest in a designated pool of performing credit card receivables. Amounts borrowed under the new facility bear interest at an annual rate equal to prime plus 2%. The facility was available for funding on April 4, 2002. The maximum amount which may be drawn at any time under the credit line commitment is equal to 60% of the dollar amount of credit card receivables in the pool. At April 30, 2002 the amount available under the borrowing base formula was $3.0 million, of which $2.8 million was outstanding. The credit facility has an expiration date of, and the outstanding balance matures on, April 4, 2003. We expect to use the facility for general corporate purposes including working capital and the repayment of certain maturing debt obligations. Plains Commerce is also one of our two credit card issuing banks. As of March 31, 2002 we had 66,663 or approximately 70% of our credit cards issued through Plains Commerce. A default under this facility would constitute a default under our issuing agreement with Plains Commerce Bank.

On November 30, 2000 we entered into a credit card receivables repurchase agreement with Plains Commerce Bank. Under the agreement, Plains Commerce Bank purchased credit card receivables from us for $8.0 million. We exercised our option to repurchase the receivables from Plains Commerce Bank for $8.0 on January 4, 2002.

We maintain a senior secured revolving credit line with Coast Business Credit ("Coast"), a division of Southern Pacific Bank. The maximum amount under the credit line commitment is based on a formula that is dependent primarily on the performance and maturity of our credit card receivables. The borrowing base is composed primarily of performing credit cards, with a graduated advance rate which cannot exceed 50% of the face value of the performing credit cards. The credit line is secured by substantially all of our assets. The credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. Amounts borrowed under the Coast credit line bear interest at an annual rate equal to prime plus 2.5% with a minimum of 9%. The agreement requires us to maintain a tangible net worth of not less that $20 million. Prior to the maturity date, we are required to permanently reduce the credit line by 60% of net cash proceeds derived by us from sales or securitizations of credit card receivable portfolios. The maximum credit line was $9.6 million as of March 31, 2002. The amount available at March 31, 2002, based on the borrowing base under the credit line was $9.1 million, of which $8.9 million was drawn. We are actively seeking a replacement lender for Coast, but cannot guarantee that one will be in place by July 31, 2002. Alternatively, we may need to sell portfolios of our performing credit card receivables to retire the debt. We cannot assure you we will be able to effect sales of portfolios of performing credit card receivables or to do so on favorable terms.

We have received secured financing from a related party, JLB of Nevada. The notes are payable on demand but are subordinated to our senior secured revolving credit lines and our obligations under the repurchase agreement with Thornton Capital Advisors/Recovery Partners II discussed below. At March 31, 2002, the principal amount outstanding on these notes totaled $17.3 million and accrued but unpaid interest totaled $3.1 million. Effective January 1, 2002 the interest rate on these notes was changed from a fixed rate of 12% to a variable rate of prime plus 1 1/4%, with a minimum rate of 6% and a maximum rate of 12% and payment of interest was deferred until July 15, 2003 provided JLB of Nevada continues to hold the notes. A subsequent holder may demand payment of up to 20% of the accrued interest, if any, on or prior to July 15, 2003. Under the terms of our revolving credit line from Coast and certain other outstanding senior debt, we are not permitted to make interest payments on notes held by JLB of Nevada, unless our quarterly ratio of EBITDA to principal and interest payments is at least 1.30:1. We do not expect such ratio to exceed 1.30:1 in the short term, and therefore we do not expect to be permitted to pay interest on these notes prior to fiscal year end.

Jay Botchman wholly owns JLB of Nevada. Mr. Botchman is the beneficial owner of 40.3% of our fully diluted outstanding shares of common stock. In addition, Mr. Botchman beneficially owns all of our Series A, C, D and E Preferred Stock. As of March 31, 2002 accumulated, undeclared and unpaid dividends on preferred stock (including dividends on our Series B Preferred Stock which is held by two independent parties) totaled $7.7 million. Should we be called on to pay these dividends in the future, our payment would reduce net worth and limit the amount of cash available for operations. To the extent the preferred stock remains outstanding, additional cash dividends will accumulate. However, restrictions in our debt and securitization servicing agreements prohibit us from paying cash dividends at this time.

In March 2002, we entered into a consulting contract with JLB of Nevada. Under the terms of this contract we pay a fee of $25,000 a month and receive up to 50 hours of consulting services each month.

On December 31, 2001, we entered into a repurchase agreement with Thornton Capital Advisors & Recovery Partners II ("Thornton/Recovery"). In accordance with the repurchase agreement on January 4, 2002, Thornton/Recovery purchased $10.5 million principal face value of receivables for $8.0 million. We used the proceeds of this sale to exercise the Plains Commerce Bank repurchase option described above. We may repurchase the receivables at any time and are required to repurchase the receivables upon an insolvent event. As of May 1, 2002, on 60 days notice, Thornton/Recovery can require us to repurchase the portfolio for the remaining repurchase price. If we were required to repurchase the portfolio and were unable to do so within the required period, Thornton/Recovery could sell the receivables and would have recourse to us for any amounts due, subject to the restrictions in the intercreditor and subordination agreement with Coast. Our obligations under this agreement are secured by a second lien on substantially all our assets, subordinated to Coast's lien. Under the Repurchase Agreement, Thornton/Recovery receives a required return of the amounts collected on the receivables. The percentage was 12% at closing, and increased to 37.5% as of March 5, 2002. After Thornton/Recovery has been paid its percentage, collections are applied to the repurchase price of the portfolio. We are required to maintain receivables coverage of 125% of the repurchase price. As of March 31, 2002, the repurchase price was $7.4 million and the principal face value of the receivables was $9.3 million. We are actively seeking the sale or refinancing of these receivables. However, we cannot assure you that we will be able to effect the sale or refinancing of these portfolios or do so on favorable terms.

We entered into a credit card receivables repurchase agreement in September 2001 with North Division Associates ("NDA") whereby NDA purchased credit card receivables in principal face amount of $2.2 million from us for $0.5 million. Our repurchase option expires on July 31, 2002. As of March 31, 2002, the repurchase price was $0.4 million and the principal face amount of the receivables was $1.8 million. If we do not exercise our option to repurchase, NDA can require us to repurchase the portfolio upon 30 days notice. If we were unable to repurchase the portfolio after notice from NDA, NDA would have the right to sell the portfolio of receivables. We intend to sell or refinance these receivables prior to expiration of the repurchase option, but we can make no assurances that we will exercise our repurchase option, sell or refinance the receivables.

For financial statement purposes, we treat these repurchase agreements as financing transactions.

Our wholly owned qualified special purpose entity, TCS Funding IV, has a secured credit facility with MM&S to finance the purchase of credit card receivables. MM&S has a senior security interest in a pool of performing credit card receivables owned by TCS Funding IV. These receivables constitute all the assets owned by TCS Funding IV. On May 31, 2000, $10.0 million of the facility was used by TCS Funding IV to purchase credit card receivables with a principal face value of $14.2 million from us at a purchase price of $12.1 million. We recorded the balance of the sale price, $2.1 million, as a retained interest. No other advances have been made under the facility. The credit facility is now in its amortization stage and no new advances are available under the facility. The facility was amended effective March 31, 2002, so that through September 30, 2002, collections on the receivables held by TCS Funding IV, less servicing fees and interest payments (currently fixed at 9.75%), are applied to fund new credit card purchases and advances with any excess funds applied to the principal balance. After October 1, 2002, the TCS Funding IV credit facility requires that all collections on the receivables held by TCS Funding IV, less servicing fees and interest at prime plus 2.5%, be applied to the principal balance. After October 1, 2002 we will be required to fund all new charges on the credit card accounts held by TCS Funding IV until the principal balance is paid. If we do not fund the new charges on the accounts, in addition to any contract claims MM&S might have, MM&S would be entitled to retain an alternate provider to service the accounts and would be entitled to exercise its rights as a secured party, including selling the receivables. We are in discussions with a financial institution to refinance or acquire TCS Funding IV prior to October 2002. At March 31, 2002, the outstanding balance under this credit facility was $8.6 million, TCS Funding IV owned $13.7 million principal face value in credit card receivables and had a cash reserve of $0.9 million.

Our wholly owned qualified special purpose entity, TCS Funding V, has a $4.0 million secured credit facility with MM&S to finance the purchase of credit card receivables. MM&S has a senior security interest in a pool of performing credit card receivables owned by TCS Funding V. These receivables constitute all the assets owned by TCS Funding V. On May 1, 2001 all of the funds available under the facility were used by TCS Funding V to purchase credit card receivables with a principal face value of $5.7 million from us for $4.9 million. We recorded the balance of the sale price, $0.9 million, as a retained interest. Through October 31, 2002 collections on the receivables held by TCS Funding V, less servicing fees and interest payments (currently fixed at 9.75%), are applied to fund new credit card purchases and advances with any excess funds applied to the principal balance. After November 1, 2002, the TCS Funding V credit facility requires that collections on the receivables held by TCS Funding V, less servicing fees and interest at prime plus 2.5%, be applied to the principal balance. After November 1, 2002, we will be required to fund all new charges on the credit card accounts held by TCS Funding V until the principal balance is paid. If we do not fund the new charges on the accounts, in addition to any contract claims MM&S might have, MM&S would be entitled to retain an alternate provider to service the accounts and would be entitled to exercise its rights as a secured party, including selling the receivables. We are in discussion with a financial institution to refinance or acquire TCS Funding V prior to November 2002. At March 31, 2002, the outstanding balance under this credit facility was $3.2 million, TCS Funding V owned $5.0 million principal face value in credit card receivables and had a $0.2 million cash reserve account.

During July 2000, we established Credit Store Services, Inc. ("CSSI"), a wholly owned, unconsolidated qualified special purpose entity and Credit Store Financial, Inc. ("CSFI"), a wholly owned, consolidated special purpose entity. These entities were created to purchase non-performing debt portfolios. During

October 2000, CSSI entered into a $25.0 million credit facility with The Varde Fund, L.P. ("Varde") to finance a portion of the purchase price of these portfolios. At Varde's direction, on December 1, 2001, CSSI sold its assets to CSFI in exchange for CSFI's assumption of CSSI's liabilities. The liabilities assumed included $14.5 million of outstanding notes due to Varde. At that time, the CSSI facility was extinguished and CSFI entered into a similar credit facility with Varde for an additional $25.0 million. Varde has a senior security interest in the portfolios purchased by CSSI and CSFI and the debt is non-recourse to us. Under the facility, Varde finances 95% of the acquisition price of the non-performing consumer debt portfolios and we finance the remaining 5% of the acquisition price. Each loan from Varde to CSFI is evidenced by a note, the principal and interest of which are due twenty-four months after the date of the note. The notes assumed by CSFI retained their original maturity dates. Our subsidiaries pay us all applicable servicing fees in connection with the acquired portfolios. Prior to the December 1, 2001 transaction, we received servicing fees from CSSI of approximately $3.1 million during fiscal 2002. In addition, our subsidiaries pay interest at a rate of 15% per year on the loans advanced by Varde and by us. Varde is also entitled to share in cash flows in excess of servicing fees and new funding requirements on the credit card accounts after principal has been repaid. As of March 31, 2002, the outstanding principal and interest balance owed to Varde under this $25 million non-revolving facility was $3.4 million, with $21.4 million remaining available. Additionally, the outstanding principal and interest owed to Varde as of March 31, 2002 under a previous facility established in CSSI and transferred to CSFI was $10.4 million. Future borrowings under the facility are subject to Varde's sole discretion.

In December 2001, we also established a $1.0 million secured working capital line of credit with Varde through our CSFI subsidiary. This line of credit had an initial maturity date of April 15, 2002, was repaid on that date, and was subsequently extended to July 25, 2002, and increased to $1.5 million, with advances in excess of $1 million being at the sole discretion of Varde.

CONTRACTUAL OBLIGATIONS: PAYMENT DUE BY PERIOD

                                        Total Amount          Less than 1 Year           1-3 Years
                                        ------------          ----------------          -----------
Senior Secured Debt                     $ 9,937,395             $ 9,937,395

Non-Recourse Debt                        13,767,891               2,442,644             $11,325,247

Related Party Debt                       20,469,125                                      20,469,125

Repurchase Obligations                    8,393,554               8,393,554

Capital leases                            3,496,407                 261,564               3,234,843
                                        -----------             -----------             -----------
Total Contractual Cash Obligations      $56,064,372             $21,035,157             $35,029,215


OTHER COMMERCIAL COMMITMENTS            Total Amount          Less than 1 Year           1-3 Years        4-5 Years
                                        ------------          ----------------          -----------       ----------
Estimated Funding Commitments on
Securitizations                         $ 5,861,616             $ 4,101,301             $ 1,760,315

Estimated Lender Participation Payments   3,792,394               1,462,944               2,329,450

Customer Available Credit                 9,323,752               9,323,752

Rents and Other                           3,918,498               1,143,577             $   909,265       $1,865,656
                                        -----------             -----------             -----------       ----------
Total Commercial Commitments            $22,896,260             $16,031,574             $ 4,999,030       $1,865,656

We continue to explore alternate financing and receivable sale vehicles, including replacing our Coast credit facility, bringing additional equity capital into the Company, and entering into agreements to sell performing accounts to financial institutions. We continue to have discussions with other financial institutions regarding the possible purchases of receivables from us. We cannot guaranty that these sales will take place, if we will be able to obtain a new credit facility, or if the timing of the sales and the terms of the credit facility will allow us to meet our working capital needs as they arise. However, management believes that cash on hand together with the proceeds of these or other transactions it expects to consumate, and credit card collection activities will be sufficient to fund our operations through the end of the fiscal year.

CERTAIN FACTORS AFFECTING LIQUIDITY
-----------------------------------

WE MAY NOT ACHIEVE POSITIVE CASH FLOW FROM OPERATIONS OR PROFITABILITY. We have incurred significant expenditures to build the infrastructure necessary to acquire charged-off portfolios, market and create new credit card accounts from these portfolios, and service the resulting base of credit card accounts. As a result, we have historically experienced negative cash flow from operations before our investing activities. Cash flow from our investing activities includes our cash flow from credit cards and collections. Our negative cash flow from operations was $9.8 million for the nine months ended March 31, 2002, and $8.0 million for the nine months ended March 31, 2001. We may continue to generate negative cash flow from operations. Until we generate sufficient cash flows from operations, we will need to use our available capital, including any proceeds from the sale or securitization of receivables and any future issuances of debt or equity securities to fund our cash flow requirements.

IF WE CANNOT REPLACE OUR SENIOR CREDIT FACILITY AND OBTAIN ADDITIONAL WORKING CAPITAL AS NEEDED TO FINANCE OUR OPERATIONS AND GROW OUR BUSINESS, WE MAY BE REQUIRED TO SELL PORTFOLIOS OF RECEIVABLES ON TERMS LESS FAVORABLE TO US THAN THOSE OF PAST SALES, LIMIT OUR OPERATIONS AND RESTRICT OUR GROWTH. ANY OF THESE ACTIONS COULD HURT OUR ABILITY TO GENERATE CASH FLOW FROM OUR INVESTMENT IN RECEIVABLE PORTFOLIOS AND COULD HAVE A MATERIAL AND ADVERSE IMPACT ON OUR BUSINESS OPERATIONS. We have a substantial ongoing need for capital to finance our operations. This need is expected to increase along with the growth of our business. We fund our cash requirements through a combination of:

         o        cash flow from operations;
         o        asset sales and securitizations; and
         o        loans and other financing transactions.

Our senior credit facility currently has an expiration date of, and the outstanding balance matures on, July 31, 2002. In addition, Thornton/Recovery can require us to purchase the portfolios of receivables subject to the repurchase agreement on sixty days notice.

If we cannot refinance the senior credit facility and the repurchase option, obtain additional working capital when needed and additional receivable sales and securitizations are not completed, our ability to operate and grow our business will be limited. In addition, we may be required to complete receivable sales or securitizations on less favorable terms than in the past in order to raise the working capital needed to repay maturing obligations and operate our business. We cannot assure you we will be successful in obtaining additional financing when needed to meet our working capital requirements.

BECAUSE WE HAVE PLEDGED ALL OF OUR ASSETS, WE MAY HAVE DIFFICULTY SECURING FUTURE FINANCING. Our principal lender, Coast Business Credit, has a security interest in all of our assets, including all receivables, inventory and equipment, to secure our payment and performance under our senior secured facility. Thornton Capital Advisors and Recovery Partners II have a subordinated lien on our assets to secure payment of notes held by them. Our controlling stockholder, Jay L. Botchman, also has a subordinated lien on our assets to secure payment of notes held by him. While both our senior secured lender and our controlling stockholder have in the past voluntarily released their liens on assets we wanted to sell or securitize, the terms of our loan agreements do not require them or Thornton Capital and Recovery Partners II to release their liens. We cannot assure you they will be willing to do so in the future. As a result, we may find it more difficult to sell certain of our assets or to secure additional financing in the future.

BECAUSE WE ARE LEVERAGED OUR ABILITY TO SUCCESSFULLY OPERATE OUR BUSINESS MAY BE LIMITED. As of March 31, 2002, we had approximately $52.9 million of debt outstanding and we may incur substantial additional debt in the future. Our level of debt could have important consequences to you, including:

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended March 31, 2002 contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us, are intended to identify the forward-looking statements. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that may cause our actual results to differ from those projected include our ability to achieve positive cash flow from operations; our ability to obtain additional capital to finance our operations; our ability to sell or securitize performing credit card receivables; and general economic conditions. These and other risk factors are more fully discussed in our Annual Report on Form 10-KA for the year ended June 30, 2001. We caution you, however, that the risk factors mentioned above and in our Annual Report on Form 10-KA may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here. Except as required by law, we assume no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

The interest rates on our notes payable are generally indexed to the prime rate. Changes in short-term interest rates will affect our earnings. If the market interest rates for variable rate agreements increase or decrease at an average of 10%, interest expense would increase or decrease, and income (loss) before income taxes would not change by a material amount. We have not entered into derivative transactions to hedge the interest rate risk.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations. While our policy is to comply with the provisions of all applicable statutes, in the ordinary course of business, we receive notices from regulatory agencies regarding alleged failures to comply with applicable laws and regulations and are named as a defendant in legal actions filed by those who have been solicited to participate in our credit card programs.

On May 21, 1999, we were sued on behalf of a class of Arizona debtors in the United States District Court for the District of Arizona in an action titled Bingham v. The Credit Store, Inc. Our motion to dismiss this case was granted and the period for appealing the dismissal has expired.

We recently received notice from one state regulatory authority alleging applicability of the state's credit services organizations statute, a statute similar to the federal Credit Repair Organizations Act ("CROA"). We do not believe the statute was intended to apply to our operations and intend to vigorously contest the allegation. However, if it is determined that the CROA and similar state statutes are applicable it might require us to change how we conduct our business which could have a material adverse effect on our consolidated results of operations or consolidated financial condition.

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

          3.2                Amended and Restated By-Laws as of December 17, 2001.

          10.10.8            Eighth  Amendment to the  Strategic  Modeling  Agreement  dated  January 26, 2002 between the Company and Business Transactions Express, Inc.

          10.18.7            Twelfth  Amendment to Loan and Security  Agreement  dated as of December 1, 2001, between the Company and Coast  Business  Credit,  a division of Southern  Pacific
                             Bank.

          10.18.8            Thirteenth Amendment to Loan and Security Agreement dated as of March 28, 2002, between the Company and Coast Business Credit, a division of Southern
                             Pacific Bank.

          10.32.1            First  Amendment To Bankcard  Marketing  Agreement  as of March 15, 2002,  by and
                             between Plains Commerce Bank and the Company.

          10.43.4            Amendment No. 1 to Master Credit and Security  Agreement dated as of November 30,
                             2001 among TCS Funding IV, Inc., the Company, and MM&S Investments Corporation.

          10.43.5            Amendment  No. 2 to Master  Credit and Security  Agreement  dated as of March 31,
                             2002, among TCS Funding IV, Inc., the Company, and MM&S Investments Corporation.

          10.43.6            Amendment No. 1 to Master Credit and Security  Agreement dated as of May 12, 2002 among TCS Funding V, Inc., the Company, and MM&S Investments Corporation.

          10.50.1            Amendment to Subordinated Grid Promissory  Notes,  dated January 1, 2002, made by
                             The Credit Store,  Inc., to the order of J.L.B.  Nevada,  Inc. in the  respective original  principal  amounts of  $20,000,000,  $5,000,000  and  $5,000,000  dated respectively  August 1, 1997,  October 23, 1997 and November 21, 1997 and Secured
                             Promissory  Note made by American Credit  Alliance,  Inc., to the order of J.L.B.
                             of Nevada,  Inc. in the original  principal  amount of $880,000  dated August 16,
                             1996.

          10.51              Consulting  Agreement  dated as of March 1, 2002 between JLB  Equities,  Inc. and the Company.

          10.52              Revolving Credit Agreement dated as of March 15, 2002 between Plains Commerce
                             Bank and the Company.



          10.53              Repurchase Agreement dated as of December 31, 2001, by and among Thornton
                             Capital Advisors, Inc. and/or Recovery Partners II, LLC, Plains Commerce Bank
                             and the Company.

          10.54              Master Loan And  Servicing  Agreement  dated as of December 1, 2001, by and among
                             Credit Store Financial, Inc., the Company, and The Varde Fund IV-A, L.P.**


** Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(B)  REPORTS ON FORM 8-K

The issuer filed a current report on Form 8-K dated April 19, 2002, reporting certain other material events under Item 5.

                             THE CREDIT STORE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CREDIT STORE, INC.

      DATE:     May 15, 2002              By:   /s/ Kevin T. Riordan
      -----     ------------                    --------------------
                                          President and Chief Operating Officer

      DATE:     May 15, 2002              By:   /s/ Michael J. Philippe
      -----     ------------                    -----------------------
                                          Chief Financial Officer